Form 10-Q
period 2020-09-30
D8 Holdings Corp.
filed 2020-11-13
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2020, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

D8 HOLDINGS CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from May 6, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2020 and for the Period from May 6, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Period from May 6, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2020
Assets
Current assets:
Cash	$1,176,843
Prepaid expenses	203,515
Total current assets	1,380,358
Investments held in Trust Accounts	345,091,049
Total Assets	$346,471,407

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$35,300
Accrued expenses	97,367
Total current liabilities	132,667
Deferred underwriting commissions	12,075,000
Total liabilities	12,207,667

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 32,926,373 shares subject to possible redemption at $10.00 per share	329,263,730

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,573,627 shares issued and outstanding (excluding 32,926,373 shares subject to possible redemption)	157
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,116,609
Accumulated deficit	(117,619)
Total shareholders' equity	5,000,010
Total Liabilities and Shareholders' Equity	$346,471,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three Months	May 6, 2020 (Inception)
	Ended September 30, 2020	through September 30, 2020
Operating expenses
General and administrative expenses	$157,125	$183,829
Administrative fee - related party	24,839	24,839
Total operating expenses	181,964	208,668
Net gain from investments held in Trust Accounts	91,049	91,049
Net loss	$(90,915)	$(117,619)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,085,526	34,085,526

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 6, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(26,704)	(26,704)
Balance - June 30, 2020 (unaudited)	-	-	8,625,000	863	24,137	(26,704)	(1,704)
Sale of units in initial public offering, gross	34,500,000	3,450	-	-	344,996,550	-	345,000,000
Offering costs	-	-	-	-	(19,543,641)	-	(19,543,641)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	8,900,000	-	8,900,000

Shares subject to possible redemption	(32,926,373)	(3,293)	-	-	(329,260,437)	-	(329,263,730)
Net loss	-	-	-	-	-	(90,915)	(90,915)
Balance - September 30, 2020 (unaudited)	1,573,627	$157	8,625,000	$863	$5,116,609	$(117,619)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from
May 6, 2020 (Inception) to
September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(117,619)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	16,745
Net gain from investments held in Trust Accounts	(91,049)
Changes in operating assets and liabilities:
Prepaid expenses	(203,515)
Accounts payable	35,300
Accrued expenses	12,367
Net cash used in operating activities	(347,771)

Cash Flows from Investing Activities
Principal deposited in Trust Accounts	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable and advances to related party	(126,762)
Proceeds received from initial public offering, gross	345,000,000
Proceeds from private placement	8,900,000
Payment of offering costs	(7,248,624)
Net cash provided by financing activities	346,524,614

Net change in cash	1,176,843

Cash - beginning of the period	-
Cash - ending of the period	$1,176,843

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable	$110,017
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$285,911,360
Change in value of Class A ordinary shares subject to possible redemption	$43,352,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 6, 2020 (inception) through September 30, 2020 relates to the Company’s formation, and the initial public offering described below, and since the initial public offering, a search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is D8 Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300.0 million (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share (the “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitled to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. On July 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million. The Company incurred total offering costs of approximately $19.5 million in underwriting fees (inclusive of approximately $12.1 million in deferred underwriting fees) (Note 5).

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in trust accounts (“Trust Accounts”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder shares and Public Shares in connection with the completion of a Business Combination.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent public registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2020 and the period from May 6, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K/A and the final prospectus filed by the Company with the SEC on July 24, 2020 and July 16, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 in offering costs by the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Accounts

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Accounts are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investment (net), dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Accounts are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Accounts. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Accounts are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,926,373 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 26,150,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the net gain from investments held in the Trust Accounts, net of applicable taxes available to be withdrawn from the Trust Accounts, resulting in net income of approximately $91,000 and $91,000 for the three months period ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares for the three months ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $91,000 and $118,000, less income attributable to Class A ordinary shares, resulting in a net loss of approximately $182,000 and $209,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement, if currently adopted, would have a material effect on the Company’s financial statements.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

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

Each Unit consists of one Class A ordinary share, par value $0.0001 and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On May 14, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 25, 2020, the Sponsor transferred 15,000 Founder Shares to Robert Kirby and 25,000 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in the Sponsor holding 7,097,500 Founder Shares. On July 14, 2020, the Company effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding, of which the Sponsor now holds 8,535,000 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture.

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

Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Accounts. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On May 14, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Company borrowed approximately $127,000 under the Note and fully repaid this Note on July 17, 2020.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2020, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020, the Company incurred and paid approximately $25,000 in such administrative fees.

Note 5—Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on July 24, 2020.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding, including 32,926,373 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On May 14, 2020, the Company issued 7,187,500 Class B ordinary shares. On July 14, 2020, the Company effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to appoint directors in any election held prior to or in connection with the completion of the initial Business Combination.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no preference shares issued or outstanding.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Accounts:
U.S. Treasury Securities	$344,995,746	$-	$-
Money Market Funds	95,303	-	-
	$345,091,049	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 6, 2020 (inception) through September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 13, 2020, the date the financial statement was available for issuance require potential adjustment to or disclosure in the financial statement and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to D8 Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is D8 Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on July 14, 2020. On July 17, 2020, we consummated the Initial Public Offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300.0 million. Each Unit consists of one Class A ordinary share (the “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. On July 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million. We incurred total offering costs of approximately $19.5 million in underwriting fees (inclusive of approximately $12.1 million in deferred underwriting fees).

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in trust accounts (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $91,000, which consisted of approximately $157,000 in general and administrative costs, $25,000 in administrative fees and approximately $91,000 in net gain from investments held in Trust Accounts.

For the period from May 6, 2020 (inception) through September 30, 2020, we had net loss of approximately $118,000, which consisted of approximately $184,000 in general and administrative costs, $25,000 in related party administrative fees and approximately $91,000 in net gain from investments held in Trust Accounts.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.2 million in our operating bank account, approximately $1.2 million of working capital, and no interest income available in the Trust Accounts to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 of offering costs by our Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to our Sponsor. We repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide the Company Working Capital Loans. To date, there are no Working Capital Loans outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On May 14, 2020, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 25, 2020, our Sponsor transferred 15,000 Founder Shares to Robert Kirby and 25,000 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in the Sponsor holding 7,097,500 Founder Shares. On July 14, 2020, we effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding, of which the Sponsor now holds 8,535,000 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if we consummate a transaction after the initial Business Combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

On July 17, 2020, simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,000,000 Private Placement Warrants to our Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8.0 million.  On July 24, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants to our Sponsor, generating additional gross proceeds of $900,000.

Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Accounts. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Our Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On May 14, 2020, our Sponsor agreed to loan us up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). We borrowed approximately $127,000 under the Note and fully repaid this Note on July 17, 2020.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2020, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020, the Company incurred and paid approximately $25,000 in such administrative fees.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement dated as of July 14, 2020. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on July 24, 2020.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,926,373 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 26,150,000 of our Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Accounts, net of applicable taxes available to be withdrawn from the Trust Accounts, resulting in net income of approximately $91,000 and $91,000 for the three months period ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares for the three months ended September 30, 2020 and for the period from May 6, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $91,000 and $118,000, less income attributable to Class A ordinary shares, resulting in a net loss of approximately $182,000 and $209,000, respectively, by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on July 16, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On May 14, 2020, D8 Sponsor LLC, our sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Class B ordinary shares (the “Founder Shares”). On June 25, 2020, our sponsor transferred 15,000 Founder Shares to Robert Kirby and 25,000 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in our sponsor holding 7,097,500 Founder Shares. On July 14, 2020, the Company effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding, of which our sponsor now holds 8,535,000 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

A total of $345,000,000 was placed in the trust account, comprised of $338,100,000 of the proceeds from the initial public offering and exercise of the over-allotment in full (which amount includes $12,075,000 of the underwriters’ deferred discount) and $6,900,000 of the proceeds of the private placement. We paid $6,900,000 in underwriting discounts and recorded approximately $569,000 for other costs and expenses related to the initial public offering. There has been no material change in the planned use of proceeds from the initial public offering as described in the prospectus.

The Company paid an underwriting discount at the closing of the Initial Public Offering and at the closing of the exercise of the over-allotment option in full of an aggregate of $6,900,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

Dated: November 13, 2020	D8 HOLDINGS CORP.

	By:	/s/ David Chu
	Name:	David Chu
	Title:	Chief Executive Officer