Form 10-K/A
period 2020-12-31
D8 Holdings Corp.
filed 2021-05-24
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to D8 Holdings Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of D8 Holdings Corp for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 17, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, in May 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from May 6, 2020 (inception) through December 31, 2020, the unaudited interim financial statements as of, and for the periods ended, September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on July 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period. Offering costs associated with warrant liabilities are expensed on the accompanying statement of operations.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.Redemption of Public Shares and Liquidation If No Initial Business Combination.

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

GENERAL RISK FACTORS

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020 and for the unaudited interim quarterly periods ended September 30, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in July 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. In addition, we will incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020 and for the unaudited interim quarterly periods ended September 30, 2020. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from May 6, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from May 6, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 17, 2020, our Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May __, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued financial statements for the periods beginning with the period from May 6, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on July 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 1.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from May 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $9.5 million, which consisted of approximately $7.7 million loss from changes in fair value of derivative warrant liabilities, financing costs -derivative warrant liabilities of approximately $0.7 million, approximately $297,000 of general and administrative expenses, approximately $945,000 of general and administrative expenses with related party, offset by approximately $191,000 of net gain from investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from May 6, 2020 (inception) through September 30, 2020 and from May 6, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $1.6 million and an increase of $8.6 million, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,980,468 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 17,250,000 Warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 8,900,000 Private Placement Warrants. All of our outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequent to the when the Warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

D8 Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of D8 Holdings Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 24, 2021

D8 HOLDINGS CORP.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets:
Cash	$1,097,313
Prepaid expenses	132,958
Total current assets	1,230,271
Investments held in Trust Accounts	345,191,130
Total Assets	$346,421,401
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,682
Accrued expenses	112,538
Total current liabilities	126,220
Derivative warrant liabilities	29,415,500
Deferred underwriting commissions	12,075,000
Total liabilities	41,616,720
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 29,980,468 shares subject to possible redemption at $10.00 per share	299,804,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,519,532 shares issued and outstanding (excluding 29,980,468 shares subject to possible redemption)	452

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863

Additional paid-in capital	14,461,394
Accumulated deficit	(9,462,708)
Total shareholders’ equity	5,000,001
Total Liabilities and Shareholders’ Equity	$346,421,401

The accompanying notes are an integral part of these financial statements.

D8 HOLDINGS CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from May 6, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$297,469
General and administrative - related party	54,839
Loss from Operations	(352,308)
Other income(expense)
Change in fair value of derivative warrant liabilities	(8,613,000)
Financing cost - derivative warrant liabilities	(688,530)
Net gain from investments held in Trust Accounts	191,130
Net loss	$(9,462,708)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,312,500
Basic and diluted net income per share, Class A ordinary shares	$0.01
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,280,711
Basic and diluted net loss per share, Class B ordinary shares	$(1.17)

The accompanying notes are an integral part of these financial statements.

D8 HOLDINGS CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
As Restated – See Note 2

For the Period from May 6, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 6, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial public offering, less fair value of public warrants	34,500,000	3,450	-	-	333,094,050	-	333,097,500
Offering costs	-	-	-	-	(18,855,111)	-	(18,855,111)
Shares subject to possible redemption	(29,980,468)	(2,998)	-	-	(299,801,682)	-	(299,804,680)
New loss	-	-	-	-	-	(9,462,708)	(9,462,708)
Balance – December 31, 2020	4,519,532	$452	8,625,000	$863	$14,461,394	$(9,462,708)	$5,000,001

The accompanying notes are an integral part of these financial statements.

D8 HOLDINGS CORP.

STATEMENT OF CASH FLOWS
As Restated – See Note 2

For the Period from May 6, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(9,462,708)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	16,745
Change in fair value of derivative warrant liabilities	8,613,000
Financing cost - derivative warrant liabilities	688,530
Net gain from investments held in Trust Accounts	(191,130)
Changes in operating assets and liabilities:
Prepaid expenses	(132,958)
Accounts payable	13,682
Accrued expenses	27,538
Net cash used in operating activities	(427,301)

Cash Flows from Investing Activities
Principal deposited in Trust Accounts	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Repayment of note payable and advances to related party	(126,762)
Proceeds received from initial public offering, gross	345,000,000
Proceeds from private placement	8,900,000
Payment of offering costs	(7,248,624)
Net cash provided by financing activities	346,524,614

Net change in cash	1,097,313

Cash - beginning of the period	-
Cash - ending of the period	$1,097,313

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable	$110,017
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$267,561,360
Change in value of Class A ordinary shares subject to possible redemption	$32,243,320

The accompanying notes are an integral part of these financial statements.

D8 HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

Financing

The Company’s sponsor is D8 Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300.0 million (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share (the “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitled to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. On July 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million. The Company incurred total offering costs of approximately $19.5 million in underwriting fees (inclusive of approximately $12.1 million in deferred underwriting fees) (Note 6).

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

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 in offering costs by the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in July 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in July 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period. Offering costs associated with warrant liabilities are expensed on the accompanying statement of operations.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$346,421,401	$-	$346,421,401
Liabilities and shareholders’ equity
Total current liabilities	$126,220	$-	$126,220
Deferred legal fees	-		-
Deferred underwriting commissions	12,075,000	-	12,075,000
Derivative warrant liabilities	-	29,415,500	29,415,500
Total liabilities	12,201,220	29,415,500	41,616,720
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption shareholders’ equity	329,220,171	(29,415,491)	299,804,680
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	161	291	452
Class B ordinary shares - $0.0001 par value	863	-	863
Additional paid-in-capital	5,160,164	9,301,230	14,461,394
Accumulated deficit	(161,178)	(9,301,230)	(9,462,708)
Total shareholders’ equity	5,000,010	(9)	5,000,001
Total liabilities and shareholders’ equity	$346,421,401	$-	$346,421,401

	Period From May 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(352,308)	$-	$(352,308)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(8,613,000)	(8,613,000)
Financing cost derivative warrant liabilities	-	(688,530)	(688,530)
Interest earned on investments held in Trust Account	191,130	-	191,130
Total other (expense) income	191,130	(9,301,530)	(9,110,400)
Net loss	$(161,178)	$(9,301,530)	$(9,462,708)

Basic and Diluted weighted-average Class A ordinary shares outstanding	34,312,500	-	34,312,500
Basic and Diluted net loss per Class A share	$0.01	-	$0.01
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,280,711	-	8,280,711
Basic and Diluted net loss per Class B share	$(0.04)	$(1.12)	$(1.17)

	Period From May 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(161,178)	$(9,301,530)	$(9,462,708)
Change in fair value of derivative warrant liabilities	-	8,613,000	8,613,000
Financing Costs - derivative warrant liabilities	-	688,530	688,530
Net cash used in operating activities	(427,301)	-	(427,301)
Net cash used in investing activities	(345,000,000)	-	(345,000,000)
Net cash provided by financing activities	346,524,614	-	346,524,614
Net change in cash	$1,097,313	$-	$1,097,313

In addition, the impact to the balance sheet dated July 17, 2020, filed on Form 8-K on July 23, 2020 related to the impact of accounting for the Public Warrants and Private Placement Warrants as liabilities at fair value resulted in an $18.4 million increase to the derivative warrant liabilities line item at July 17, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 11 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from May 6, 2020 (inception) through December 31, 2020, and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants have been measured by the trading price of the Warrants which began to separately trade in September 2020.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Account as of December 31, 2020.

Offering costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.7 million is included in financing cost - derivative warrant liabilities in the statement of operations and $18.9 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,980,468 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued Warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 17,250,000 Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 8,900,000 Private Placement Warrants. All of the Company’s outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants have subsequently been measured by their trading price.

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

The Company’s statement of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $191,000 for the period from May 6 (inception), 2020 through December 31, 2020 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $9.5 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

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

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit consists of one Class A ordinary share, par value $0.0001 and one-half of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. The Company incurred and paid approximately $55,000 in these fees for the period from the effective date of the Initial Public Offering through December 31, 2020 which has been recorded in the statement of operation under general and administrative - related party. As of December 31, 2020, there was no administrative fees outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company has 15,000,000 and 8,000,000 Public Warrants and Private Warrants outstanding, respectively.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding, including 29,980,468 Class A ordinary shares subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U. S. Treasury Securities	$345,191,130	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$18,112,500	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$11,303,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement as of September 30, 2020 on account of the separate listing and trading of the Public Warrants as of September 1, 2020.

The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such Warrants, a Level 1 measurement, since September 30, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $8.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	Initial Measurment	As of December 31, 2020
Volatility	23.5%	23.5%
Stock price	$9.72	$10.16
Expected life of the options to convert	5.5	5.5
Risk-free rate	0.4%	0.5%
Dividend yield	0.0%	0.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2020.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from May 6, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at May 6, 2020 (inception)	$-
Issuance of Public and Private Warrants, Level 3 measurements	20,802,500
Transfer of Public Warrants to Level 1	(11,902,500)
Change in fair value of derivative warrant liabilities, Level 3	2,403,000
Derivative warrant liabilities - Level 3, at December 31, 2020	$11,303,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact to net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Unaudited Condensed Balance Sheet
Total assets	$346,471,407	$-	$346,471,407
Liabilities and shareholders’ equity
Total current liabilities	$132,667	$-	$132,667
Deferred underwriting commissions	12,075,000	-	12,075,000
Derivative warrant liabilities	-	22,388,000	22,388,000
Total liabilities	12,207,667	22,388,000	34,595,667
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption shareholders’ equity	329,263,730	(22,388,000)	306,875,730
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	157	224	381
Class B ordinary shares - $0.0001 par value	863	-	863
Additional paid-in-capital	5,116,609	2,273,806	7,390,415
Accumulated deficit	(117,619)	(2,274,030)	(2,391,649)
Total shareholders’ equity	5,000,010	-	5,000,010
Total liabilities and shareholders’ equity	$346,471,407	$-	$346,471,407

	Three Months Ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(181,964)	$-	$(181,964)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(1,585,500)	(1,585,500)
Financing cost - derivative warrant liabilities	-	(688,530)	(688,530)
Interest earned on investments held in Trust Account	91,049	-	91,049
Total other (expense) income	91,049	(2,274,030)	(2,182,981)
Net loss	$(90,915)	$(2,274,030)	$(2,364,945)
Basic and Diluted weighted-average Class A ordinary shares outstanding	34,085,526		34,085,526
Basic and Diluted net loss per Class A share	$-		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000		8,625,000
Basic and Diluted net loss per Class B share	$(0.02)	$(0.26)	$(0.28)

	Period From May 6, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(208,668)	$-	$(208,668)
Other (expense) income:
Change in fair value of warrant liabilities	-	(1,585,500)	(1,585,500)
Financing costs	-	(688,530)	(688,530)
Interest earned on investments held in Trust Account	91,049	-	91,049
Total other (expense) income	91,049	(2,274,030)	(2,182,981)
Net loss	$(117,619)	$(2,274,030)	$(2,391,649)
Basic and Diluted weighted-average Class A ordinary shares outstanding	34,085,526	-	34,085,526
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000	-	8,625,000
Basic and Diluted net loss per Class B share	$(0.02)	$(0.26)	$(0.29)

	Period From May 6, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows
Net loss	$(117,619)	$(2,274,030)	$(2,391,649)
Change in fair value of derivative warrant liabilities	-	1,585,500	1,585,500
Financing Costs - derivative warrant liabilities	-	688,530	688,530
Net cash used in operating activities	(347,771)	-	(347,771)
Net cash used in investing activities	(345,000,000)	-	(345,000,000)
Net cash provided by financing activities	346,524,614	-	346,524,614
Net change in cash	$1,176,843	$-	$1,176,843

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on July 17, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 43,125,000 ordinary shares outstanding at March 25, 2021, of which 34,500,000 were Class A shares and 8,625,000 were Class B shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-239503), filed with the SEC on June 26, 2020).
4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-239503), filed with the SEC on June 26, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-239503), filed with the SEC on June 26, 2020).
4.4	Warrant Agreement between D8 Holdings Corp. and Continental Stock Transfer & Trust Company, dated as of July 14, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
4.5*	Description of Securities.
10.1	Letter Agreement among D8 Holdings Corp, D8 Sponsor LLC. and each of the officers and directors of D8 Holdings Corp., dated as of July 14, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
10.2	Investment Management Trust Agreement between D8 Holdings Corp. and Continental Stock Transfer & Trust Company, dated as of July 14, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
10.3	Registration Rights Agreement among D8 Holdings Corp., D8 Sponsor LLC and the holders signatory thereto, dated as of July 14, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
10.4	Private Placement Warrants Purchase Agreement between D8 Holdings Corp. and D8 Sponsor LLC, dated as of July 14, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
10.5	Administrative Services Agreement by and among D8 Holdings Corp. and D8 Sponsor LLC, dated as of July 14, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on July 17, 2020).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021

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

Name	Title	Date

/s/ David Chu	Chief Executive Officer and Director	May 24, 2021
David Chu

/s/ Robert Kirby	Chief Financial Officer	May 24, 2021
Robert Kirby

/s/ Donald Tang	President and Director	May 24, 2021
Donald Tang

/s/ Michael Kives	Director	May 24, 2021
Michael Kives

/s/ Fred Langhammer	Director	May 24, 2021
Fred Langhammer

/s/ Terry Lundgren	Director	May 24, 2021
Terry Lundgren

/s/ David Ho	Director	May 24, 2021
David Ho