Form 10-Q
period 2021-03-31
D8 Holdings Corp.
filed 2021-05-24
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2020, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

D8 HOLDINGS CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

D8 HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,027,964	$1,097,313
Prepaid expenses	65,000	132,958
Total current assets	1,092,964	1,230,271
Investments held in Trust Accounts	345,258,401	345,191,130
Total Assets	$346,351,365	$346,421,401

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57,199	$13,682
Accrued expenses	1,457,512	112,538
Total current liabilities	1,514,711	126,220
Deferred underwriting commissions	12,075,000	12,075,000
Warrant liabilities	31,140,500	29,415,500
Total liabilities	44,730,211	41,616,720

Commitments and Contingencies (Note 5)

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 29,662,115 and 29,980,468 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	296,621,150	299,804,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,837,885 and 4,519,532 shares issued and outstanding (excluding 29,662,115 and 29,980,468 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	484	452
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	17,644,892	14,461,394
Accumulated deficit	(12,646,235)	(9,462,708)
Total shareholders’ equity	5,000,004	5,000,001
Total Liabilities and Shareholders’ Equity	$346,351,365	$346,421,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 2021
Operating expenses
General and administrative expenses	$1,495,798
Administrative fee - related party	30,000
Loss from Operations	(1,525,798)
Change in fair value of warrant liabilities	(1,725,000)
Net gain from investments held in Trust Accounts	67,271
Net loss	$(3,183,527)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,519,532	$452	8,625,000	$863	$14,461,394	$(9,462,708)	$5,000,001
Shares subject to possible redemption	318,353	32	-	-	3,183,498	-	3,183,530
Net loss	-	-	-	-	-	(3,183,527)	(3,183,527)
Balance - March 31, 2021 (unaudited)	4,837,885	$484	8,625,000	$863	$17,644,892	$(12,646,235)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(3,183,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,725,000
Net gain from investments held in Trust Accounts	(67,271)
Changes in operating assets and liabilities:
Prepaid expenses	67,958
Accounts payable	43,517
Accrued expenses	1,344,974
Net cash used in operating activities	(69,349)

Net change in cash	(69,349)

Cash - beginning of the period	1,097,313
Cash - end of the period	$1,027,964

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,183,530

The accompanying notes are an integral part of these unaudited condensed financial statements.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation, and the initial public offering described below, and since the initial public offering, a search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of net gain from investments held in Trust Account from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The Company’s sponsor is D8 Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).The registration statement for the Initial Public Offering was declared effective on July 14, 2020. On July 17, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300.0 million (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share (the “Public Shares”) of the Company, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole warrant entitled to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. On July 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million. The Company incurred total offering costs of approximately $19.5 million in underwriting fees (inclusive of approximately $12.1 million in deferred underwriting fees) (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8.0 million, and incurring offering costs of approximately $16,000 (Note 4). On July 24, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $900,000.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent public registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account and working capital deficit of approximately $422,000.

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 in offering costs by the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no Working Capital Loans outstanding.

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

Note 2—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May [●], 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Account as of March 31, 2021 and December 31, 2020.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Accounts are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities were expensed as incurred. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 29,662,115 and 29,980,468 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 26,150,000 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per share for the period presented.

The Company’s statement of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $67,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $3.2 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 26,150,000 warrants issued in connection with its Initial Public Offering (17,250,000) and Private Placement (8,900,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Options Pricing model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Black-Scholes Options Pricing model and subsequently been measured at each measurement date based on the market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

Private Placement Warrants

On July 17, 2020, simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,000,000 Private Placement Warrants to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8.0 million, and incurring offering costs of approximately $16,000.  On July 24, 2020, simultaneously with the sale of the Over-Allotment Units, the Company consummated a private sale of an additional 900,000 Private Placement Warrants to the Sponsor, generating additional gross proceeds of $900,000.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid approximately $30,000 in such administrative fees.

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

Note 6—Derivative Warrant Liabilities

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

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021 and December 31, 2020, there were 26,150,000 warrants outstanding.

Note 7—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding, including 29,662,115 and 29,980,468 Class A ordinary shares subject to possible redemption, respectively.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$345,258,401	$-	$-	$345,258,401
Liabilities:
Warrant liabilities - public warrants	19,837,500	-	-	19,837,500
Warrant liabilities - private warrants	-	-	11,303,000	11,303,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$345,191,130	$-	$-	$345,191,130
Liabilities:
Warrant liabilities - public warrants	18,112,500	-	-	18,112,500
Warrant liabilities - private warrants	-	-	11,303,000	11,303,000

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three months ended March 31, 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Options Pricing model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Black-Scholes Options Pricing model and subsequently been measured based on the market price of such warrants at each measurement date when separately listed and traded. For the three months ended March 31, 2021, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of approximately $1.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

There is no change in the fair value of the Level 3 derivative warrant liabilities during the three months ended March 31, 2021.

The estimated fair value of the derivative warrant liabilities of the private warrants is determined using Level 3 inputs. Inherent in a Black-Scholes Options Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.94	$10.16
Term (in years)	5.50	5.50
Volatility	23.50%	23.5%
Risk-free interest rate	1.00%	0.5%
Dividend yield	0.00%	0.00%

Note 9—Subsequent Events

On April 15, 2021, the Company entered into an agreement and plan of merger, by and among the Company, Snowball Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company, Vicarious Surgical Inc. (“Vicarious Surgical”), and Adam Sachs, in his capacity as the stockholder representative (as it may be amended and/or restated from time to time).

There is no assurance that the Company’s plans to consummate its Initial Business Combination with Vicarious Surgical.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Our sponsor is D8 Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on July 14, 2020. On July 17, 2020, we consummated the Initial Public Offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300.0 million. Each Unit consists of one Class A ordinary share (the “Public Shares”) of ours, par value $0.0001, and one-half of one redeemable warrant (the “Public Warrants”) of ours, with each warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. On July 24, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million. We incurred total offering costs of approximately $19.5 million in underwriting fees (inclusive of approximately $12.1 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8.0 million, and incurring offering costs of approximately $16,000. On July 24, 2020, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale of an additional 900,000 Private Placement Warrants to our Sponsor, generating gross proceeds of $900,000.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 17, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net loss of approximately $3.2 million, which consisted of approximately $1.5 million in general and administrative costs, $30,000 in administrative fees and approximately $1.7 million in change in fair value of warrant liabilities, offset by approximately $67,000 in net gain from investments held in Trust Accounts.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account, approximately $422,000 of working capital deficit.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 of offering costs by our Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to our Sponsor. We repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us the Working Capital Loans. To date, there are no Working Capital Loans outstanding.

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

Agreement for Business Combination

On April 15, 2021, the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)) entered into an agreement and plan of merger, by and among the Company, Snowball Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Vicarious Surgical Inc. (“Vicarious Surgical”), and Adam Sachs, in his capacity as the stockholder representative (the “Stockholder Representative”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The Merger

The Merger Agreement provides that (a) Merger Sub will merge with and into Vicarious Surgical, with Vicarious Surgical being the surviving corporation of the merger. The transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.” The time of the closing of the Proposed Business Combination is referred to herein as the “Closing.” The date of the Closing is referred to herein as the “Closing Date.”

The Domestication

At the end of the business day immediately prior to the Closing, subject to the satisfaction or waiver of the conditions of the Merger Agreement, and prior to an investment by the PIPE Investors (as defined below) the Company will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Act (As Revised) (the “Domestication”).

By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the Merger Agreement, including approval of the Company’s shareholders: (i) each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each, a “Class B Share”), will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company, par value $0.0001 per share (each, a “Class A Share”); (ii) immediately following the conversion described in clause (i), each of the then issued and outstanding Class A Shares will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “Domesticated Company Class A Stock”), each of which will carry voting rights of one vote per share; (iii) each of the then issued and outstanding warrants to purchase one Class A Share (“Cayman Company Warrant”) will automatically become a warrant to acquire one share of Domesticated Company Class A Stock (“Domesticated Company Warrant”) pursuant to the related warrant agreement; and (iv) each of the then issued and outstanding units of the Company (the “Cayman Company Units”) shall be separated into its component parts, consisting of one share of Domesticated Company Class A Stock and one-half of one Domesticated Company Warrant.

Concurrently with the Domestication and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will also file (a) a certificate of incorporation with the Secretary of State of Delaware in the form attached to the Merger Agreement (the “Company Domesticated Charter”) and (b) adopt bylaws in the form attached to the Merger Agreement (the “Company Domesticated Bylaws”), to (among other things) establish a revised dual class structure with shares of Domesticated Company Class A Stock and shares of Class B common stock, par value $0.0001 per share, of the Company (after Domestication), with the same economic terms as Domesticated Company Class A Stock, but carrying increased voting rights in the form of 20 votes per share (the “Domesticated Company Class B Stock” and together with the Domesticated Company Class A Stock, the “Domesticated Company Stock”).

Consideration and Structure

Under the Merger Agreement, the Companhy has agreed to acquire all of the outstanding shares of common stock of Vicarious Surgical for approximately $1 billion in aggregate consideration. Vicarious Surgical stockholders (other than Adam Sachs, Barry Greene and Sammy Khalifa (the “Founders”)) will receive shares of Domesticated Company Class A Stock (valued at $10.00 per share), equal to (i) the amount of shares of Company Capital Stock (as defined in the Merger Agreement) owned by such Company Stockholder (as defined in the Merger Agreement) multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share in such class of Company Capital Stock (as defined in the Merger Agreement). The Founders will receive shares of Domesticated Company Class B Stock equal to (i) the amount of shares of Company Class A Common Stock (as defined in the Merger Agreement) owned by such Founder multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share of Company Class A Common Stock (as defined in the Merger Agreement).

Pursuant to the Merger Agreement, at the effective time of the Business Combination (the “Effective Time”), each outstanding option to purchase shares of Vicarious Surgical common stock (a “Vicarious Option”) that is outstanding, whether or not then vested or unvested, will be assumed by the Company and will be converted into an option to acquire Domesticated Company Class A Stock of the Company (a “Company Option”) with the same terms and conditions as applied to the Vicarious Option (as defined in the Merger Agreement) immediately prior to the Effective Time; provided that the number of shares underlying such Company Option will be determined by multiplying the number of shares of Company Capital Stock (as defined in the Merger Agreement) that are issuable upon the exercise of such Vicarious Option immediately prior to the Effective Time, by the Fully Diluted Adjusted Merger Consideration (as defined in the Merger Agreement) for such class, which product shall be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Vicarious Option immediately prior to the Effective Time by the Fully Diluted Adjusted Merger Consideration (as defined in the Merger Agreement) for such class, which quotient shall be rounded up to the nearest whole cent.

Pursuant to the Merger Agreement, at the Effective Time, each warrant to purchase shares of Company Capital Stock (as defined in the Merger Agreement) that is issued and outstanding prior to the Effective Time and has not been terminated pursuant to its terms will be assumed and converted into a warrant exercisable for shares of Domesticated Company Class A Stock of the Company.

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of Vicarious Surgical and the Company and its subsidiaries prior to the Closing. The Closing is subject to certain customary conditions.

Related Party Transactions

Founder Shares

On May 14, 2020, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 25, 2020, our Sponsor transferred 15,000 Founder Shares to Robert Kirby and 25,000 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in the Sponsor holding 7,097,500 Founder Shares. On July 14, 2020, we effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding, of which the Sponsor now holds 8,535,000 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture.

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

Private Placement Warrants

On July 17, 2020, simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,000,000 Private Placement Warrants to our Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8.0 million, and incurring offering costs of approximately $16,000.  On July 24, 2020, simultaneously with the sale of the Over-Allotment Units, we consummated a private sale of an additional 900,000 Private Placement Warrants to our Sponsor, generating additional gross proceeds of $900,000.

Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Accounts. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2020, we had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2021, we incurred and paid approximately $30,000 in such administrative fees.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 29,662,115 and 29,980,468 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 26,150,000 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per share for the periods presented.

Our statement of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $67,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $3.2 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 26,150,000 warrants issued in connection with its Initial Public Offering (17,250,000) and Private Placement (8,900,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Options Pricing model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Black-Scholes Options Pricing model and subsequently been measured at each measurement date based on the market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May XX, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on May XX, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On May 14, 2020, D8 Sponsor LLC, our sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Class B ordinary shares (the “Founder Shares”). On June 25, 2020, our sponsor transferred 15,000 Founder Shares to Robert Kirby and 25,000 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in our sponsor holding 7,097,500 Founder Shares. On July 14, 2020, we effected a share capitalization of 1,437,500 Founder Shares resulting in 8,625,000 Class B ordinary shares outstanding, of which our sponsor now holds 8,535,000 Founder Shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,625,000 Founder Shares outstanding, up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 24, 2020. As a result, these shares were no longer subject to forfeiture. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

On July 17, 2020 we consummated the initial public offering of 30,000,000 units. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $300.0 million. Credit Suisse Securities (USA) LLC served as the sole underwriter of the initial public offering. The underwriters were granted a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments, if any. On July 24, 2020, the underwriter exercised its over-allotment option in full and purchased an additional 4,500,000 units, generating gross proceeds of $45.0 million. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-239503). The SEC declared the registration statement effective on July 14, 2020.

A total of $345.0 million was placed in the trust account, comprised of $338.1 million of the proceeds from the initial public offering and exercise of the over-allotment in full (which amount includes approximately $12.1 million of the underwriters’ deferred discount) and $6.9 million of the proceeds of the private placement. We paid $6.9 million in underwriting discounts and recorded approximately $553,000 for other costs and expenses related to the initial public offering. There has been no material change in the planned use of proceeds from the initial public offering as described in the prospectus.

We paid an underwriting discount at the closing of the Initial Public Offering and at the closing of the exercise of the over-allotment option in full of an aggregate of $6.9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Merger Agreement, dated as of April 15, 2021, by and among D8 Holdings Corp., Snowball Merger Sub, Inc., and Vicarious Surgical Inc., and Adam Sachs, in his capacity as the Stockholder Representative (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.2	Sponsor Support Agreement, dated as of April 15, 2021, by and among D8 Sponsor LLC, each holder of Company Class B common stock, and the other parties thereto (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.3	Letter Agreement, dated April 9, 2021, by and between the Company and David D. Ho (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	D8 HOLDINGS CORP.

	By:	/s/ David Chu
	Name:	David Chu
	Title:	Chief Executive Officer