Form 10-Q
period 2021-06-30
D8 Holdings Corp.
filed 2021-08-12
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

D8 HOLDINGS CORP.

Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Consolidated Condensed Financial Statements	1

	Consolidated Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the period from May 6, 2020 (Inception) through June 30, 2020	2

	Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the period from May 6, 2020 (Inception) through June 30, 2020	3

	Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the period from May 6, 2020 (Inception) through June 30, 2020	4

	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

D8 HOLDINGS CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$236,118	$1,097,313
Prepaid expenses	41,000	132,958
Total current assets	277,118	1,230,271
Investments held in Trust Accounts	345,265,374	345,191,130
Total Assets	$345,542,492	$346,421,401

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,655	$13,682
Accrued expenses	2,091,677	112,538
Total current liabilities	2,169,332	126,220
Deferred underwriting commissions	12,075,000	12,075,000
Warrant liabilities	50,707,000	29,415,500
Total liabilities	64,951,332	41,616,720

Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 27,559,115 and 29,980,468 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	275,591,150	299,804,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,940,885 and 4,519,532 shares issued and outstanding (excluding 27,559,115 and 29,980,468 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	694	452
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	38,674,682	14,461,394
Accumulated deficit	(33,676,229)	(9,462,708)
Total shareholders’ equity	5,000,010	5,000,001
Total Liabilities and Shareholders’ Equity	$345,542,492	$346,421,401

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period from May 6, 2020 (Inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Operating expenses	$1,440,467	$2,936,265	$26,704
General and administrative expenses	30,000	60,000	-
Administrative fee - related party	(1,470,467)	(2,996,265)	(26,704)
Loss from operations	(19,566,500)	(21,291,500)	-
Change in fair value of warrant liabilities	6,973	74,244	-
Net gain from investments held in Trust Accounts	$(21,029,994)	$(24,213,521)	$(26,704)
Net loss

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	-

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	7,500,000

Basic and diluted net loss per share, Class B ordinary shares	$(2.44)	$(2.82)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,519,532	$452	8,625,000	$863	$14,461,394	$(9,462,708)	$5,000,001
Shares subject to possible redemption	318,353	32	-	-	3,183,498	-	3,183,530
Net loss	-	-	-	-	-	(3,183,527)	(3,183,527)
Balance - March 31, 2021 (unaudited)	4,837,885	$484	8,625,000	$863	$17,644,892	$(12,646,235)	$5,000,004
Shares subject to possible redemption	2,103,000	210	-	-	21,029,790	-	21,030,000
Net loss	-	-	-	-	-	(21,029,994)	(21,029,994)
Balance - June 30, 2021 (unaudited)	6,940,885	$694	8,625,000	$863	$38,674,682	$(33,676,229)	$5,000,010

For the Period from May 6, 2020 (Inception) through June 30, 2020

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance - May 6, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	(26,704)	(26,704)
Balance - June 30, 2020 (unaudited)	8,625,000	$863	$24,137	$(26,704)	$(1,704)

(1)	As of June 30, 2020, included up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 24, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

D8 HOLDINGS CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended	For the Period from May 6, 2020 (Inception) through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(24,213,521)	$(26,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	21,291,500	-
Net gain from investments held in Trust Accounts	(74,244)	-
Changes in operating assets and liabilities:
Prepaid expenses	91,958	-
Accounts payable	63,973	16,968
Accrued expenses	1,979,139	9,737
Net cash used in operating activities	(861,195)	-

Net change in cash	(861,195)	-

Cash - beginning of the period	1,097,313	-
Cash - end of the period	$236,118	$-

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$-	$25,000
Offering costs included in accrued expenses	$-	$254,356
Offering costs included in note payable	$-	$107,483
Change in value of Class A ordinary shares subject to possible redemption	$24,213,530	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

D8 HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation, and the Initial Public Offering (as defined below), and since the Initial Public Offering, a search for a business combination target, including the proposed business combination with Vicarious Surgical Inc. (“Vicarious Surgical”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of net gain from investments held in Trust Accounts from the proceeds derived from the Initial Public Offering.

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

Trust Accounts

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in trust accounts (“Trust Accounts”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Accounts as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value of at least 80% of the net assets held in the Trust Accounts (excluding the amount of any deferred underwriting discount held in the Trust Accounts) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Accounts (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Accounts, including interest earned on the funds held in the Trust Accounts and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Accounts with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Accounts in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Accounts that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Accounts assets) will be only $10.00 per share initially held in the Trust Accounts. In order to protect the amounts held in the Trust Accounts, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Accounts to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Accounts as of the date of the liquidation of the Trust Accounts, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Accounts (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Accounts due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent public registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Accounts.

Proposed Business Combination

On April 15, 2021, the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)) entered into an agreement and plan of merger, by and among the Company, Snowball Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Vicarious Surgical, and Adam Sachs, in his capacity as the stockholder representative (the “Stockholder Representative”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

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

Consideration and Structure

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding shares of common stock of Vicarious Surgical for approximately $1 billion in aggregate consideration. Vicarious Surgical stockholders (other than Adam Sachs, Barry Greene and Sammy Khalifa (the “Founders”)) will receive shares of Domesticated Company Class A Stock (valued at $10.00 per share), equal to (i) the amount of shares of Company Capital Stock (as defined in the Merger Agreement) owned by such Company Stockholder (as defined in the Merger Agreement) multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share in such class of Company Capital Stock (as defined in the Merger Agreement). The Founders will receive shares of Domesticated Company Class B Stock equal to (i) the amount of shares of Company Class A Common Stock (as defined in the Merger Agreement) owned by such Founder multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share of Company Class A Common Stock (as defined in the Merger Agreement).

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

Refer to the definitive proxy statement/prospectus filed with the Securities and Exchange Commission on August 12, 2021 for additional information.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $236,000 in its operating bank account and working capital deficit of approximately $1.9 million.

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 of offering costs by the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Accounts. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 17, 2022, then the Company may cease all operations except for the purpose of liquidating. In addition, the Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 17, 2022.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 24, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents held outside the Trust Accounts as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Accounts

The Company’s portfolio of investments held in the Trust Accounts are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Accounts are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Accounts are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Accounts in the accompanying unaudited consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Accounts are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Binomial Lattice simulation and subsequently been measured at each measurement date based on the market price of such warrants when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 27,559,115 and 29,980,468 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s consolidated condensed balance sheets.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Accounts, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Accounts.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended	For the Period from May 6, 2020 (Inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Accounts	$6,973	$74,244	$-
Net income attributable to Class A ordinary shares	$6,973	$74,244	$-
Denominator:
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	-
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$-

Class B ordinary shares
Numerator:
Net loss	$(21,029,994)	$(24,213,521)	$(26,704)
Less: Net income attributable to Class A ordinary shares	(6,973)	(74,244)	-
Net loss attributable to Class B ordinary shares	$(21,036,967)	$(24,287,765)	$(26,704)
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(2.44)	$(2.82)	$(0.00)

Recent Accounting Pronouncements

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated condensed financial statements.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid approximately $30,000 and $60,000 in such administrative fees, respectively.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate, was payable to the underwriters for deferred underwriting commissions. Subsequently, the underwriter of the Company’s Initial Public Offering agreed to reduce its deferred underwriting fee to approximately $6.0 million. D8 and Vicarious Surgical will use the $6.0 million reduction in underwriting fees to fund additional capital advisory, legal and other fees associated with the Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Warrants

As of June 30, 2021 and December 31, 2020, the Company had 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding.

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

If the Company is unable to complete the Initial Business Combination within the combination period and the Company liquidates the funds held in the Trust Accounts, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Accounts with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding, including 27,559,115 and 29,980,468 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2021 and December 31, 2020, 8,625,000 Class B ordinary shares were issued and outstanding.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Accounts - U.S. Treasury Securities (1)	$345,265,374	$-	$-	$345,265,374
Liabilities:
Warrant liabilities - public warrants	$28,635,000	$-	$-	$28,635,000
Warrant liabilities - private warrants	$-	$-	$22,072,000	$22,072,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Accounts - U.S. Treasury Securities (2)	$345,191,130	$-	$-	$345,191,130
Liabilities:
Warrant liabilities - public warrants	$18,112,500	$-	$-	$18,112,500
Warrant liabilities - private warrants	$-	$-	$11,303,000	$11,303,000

(1)	Includes $762 in cash and $6,244 in money market funds that invest in U.S. Government Securities.
(2)	Includes $879 in cash and $94,427 of money market funds that invest in U.S. Government Securities..

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three and six months ended June 30, 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Binomial Lattice simulation and subsequently been measured at each measurement date based on the market price of such warrants when separately listed and traded in August 2020. For the three and six months ended June 30, 2021, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of the derivative warrant liabilities of approximately $12.3 million and $14.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated condensed statements of operations.

The change in the fair value of the Level 3 warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$11,303,000
Change in fair value of warrant liabilibites	-
Warrant liabilities at March 31, 2021	11,303,000
Change in fair value of warrant liabilibites	10,769,000
Warrant liabilities at June 30, 2021	$22,072,000

The estimated fair value of the derivative warrant liabilities of the private warrants is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.97	$10.16
Term (in years)	5.30	5.50
Volatility	50.00%	23.50%
Risk-free interest rate	0.90%	0.50%
Dividend yield	0.00%	0.00%

Volatility increased from 23.50% at December 31, 2020 to 50.00% at June 30, 2021 because, at December 31, 2020, prior to the announcement of the Proposed Business Combination, volatility was estimated based on the Russell 3000 index, but at June 30, 2021, the Proposed Business Combination had been announced, and therefore volatility was estimated based on actual volatility of companies comparable to Vicarious Surgical with a 50% cap based on evidence that market participants do not price warrants with volatility in excess of 50%.

Note 9—Subsequent Events

In July 2021, the underwriter of the Company’s Initial Public Offering agreed to reduce its deferred underwriting fee to approximately $6,037,500. See Note 5.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to D8 Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in trust accounts (“Trust Accounts”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 17, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Accounts, including interest earned on the funds held in the Trust Accounts and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Accounts. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $21.0 million, which consisted of approximately $1.4 million in general and administrative costs, $30,000 in administrative fees – related party, and approximately $19.6 million in change in fair value of warrant liabilities, partially offset by approximately $7,000 in net gain from investments held in Trust Accounts.

For the six months ended June 30, 2021, we had net loss of approximately $24.2 million, which consisted of approximately $2.9 million in general and administrative costs, $60,000 in administrative fees – related party, and approximately $21.3 million in change in fair value of warrant liabilities, partially offset by an approximate $74,000 net gain from investments held in Trust Accounts.

For the period from May 6, 2020 (inception) through June 30, 2020, we had net loss of approximately $27,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $236,000 in our operating bank account and a working capital deficit of approximately $1.9 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 of offering costs by our Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $127,000 pursuant to the Note issued to our Sponsor. We repaid the Note in full on July 17, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Accounts. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us the Working Capital Loans. To date, there are no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 17, 2022, then the Company may cease all operations except for the purpose of liquidating. In addition, the Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 17, 2022.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Proposed Business Combination

On April 15, 2021, our Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)) entered into an agreement and plan of merger, by and among our Company, Snowball Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Vicarious Surgical Inc. (“Vicarious Surgical”), and Adam Sachs, in his capacity as the stockholder representative (the “Stockholder Representative”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

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

Consideration and Structure

Under the Merger Agreement, we have agreed to acquire all of the outstanding shares of common stock of Vicarious Surgical for approximately $1 billion in aggregate consideration. Vicarious Surgical stockholders (other than Adam Sachs, Barry Greene and Sammy Khalifa (the “Founders”)) will receive shares of Domesticated Company Class A Stock (valued at $10.00 per share), equal to (i) the amount of shares of Company Capital Stock (as defined in the Merger Agreement) owned by such Company Stockholder (as defined in the Merger Agreement) multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share in such class of Company Capital Stock (as defined in the Merger Agreement). The Founders will receive shares of Domesticated Company Class B Stock equal to (i) the amount of shares of Company Class A Common Stock (as defined in the Merger Agreement) owned by such Founder multiplied by (ii) the Fully Diluted Adjusted Merger Consideration (as defined by the Merger Agreement) for each share of Company Class A Common Stock (as defined in the Merger Agreement).

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

Refer to the definitive proxy statement/prospectus filed with the Securities and Exchange Commission on August 12, 2021 for additional information.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Accounts to repay the Working Capital Loans but no proceeds held in the Trust Accounts would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2020, we had no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on the date of the final prospectus, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2021, we incurred and paid approximately $30,000 and $60,000 in such administrative fees, respectively.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate, was payable to the underwriters for deferred underwriting commissions. Subsequently, the underwriter of the Company’s Initial Public Offering agreed to reduce its deferred underwriting fee to approximately $6.0. D8 and Vicarious Surgical will use the $6 million reduction in underwriting fees to fund additional capital advisory, legal and other fees associated with the Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Investments Held in the Trust Accounts

Our portfolio of investments held in the Trust Accounts are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Accounts are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Accounts are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Accounts in the accompanying unaudited consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Accounts are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 27,559,115 and 29,980,468 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

Our unaudited consolidated condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Accounts by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We account for the warrants issued in connection with its Initial Public Offering and Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the our unaudited condensed statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing Model at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Binomial Lattice simulation and subsequently been measured at each measurement date based on the market price of such warrants when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to expand and improve review process for complex securities and related accounting standards enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on May 24, 2021.

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

A total of $345.0 million was placed in the Trust Accounts, comprised of $338.1 million of the proceeds from the initial public offering and exercise of the over-allotment in full (which amount includes approximately $12.1 million of the underwriters’ deferred discount) and $6.9 million of the proceeds of the private placement. We paid $6.9 million in underwriting discounts and recorded approximately $553,000 for other costs and expenses related to the initial public offering. There has been no material change in the planned use of proceeds from the initial public offering as described in the prospectus.

We paid an underwriting discount at the closing of the Initial Public Offering and at the closing of the exercise of the over-allotment option in full of an aggregate of $6.9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Merger Agreement, dated as of April 15, 2021, by and among D8 Holdings Corp., Snowball Merger Sub, Inc., and Vicarious Surgical Inc., and Adam Sachs, in his capacity as the Stockholder Representative (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.2	Sponsor Support Agreement, dated as of April 15, 2021, by and among D8 Sponsor LLC, each holder of Company Class B common stock, and the other parties thereto (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
10.3	Letter Agreement, dated April 9, 2021, by and between the Company and David D. Ho (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39384), filed with the SEC on April 15, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	D8 HOLDINGS CORP.

	By:	/s/ David Chu
	Name:	David Chu
	Title:	Chief Executive Officer