Form 10-Q
period 2021-09-30
Vicarious Surgical Inc.
filed 2021-11-08
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39384

VICARIOUS SURGICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2678169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Fourth Avenue Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

617-868-1700

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	RBOT	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	RBOT WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of November 1, 2021, the registrant had 98,832,452 shares of Class A common stock outstanding and 19,789,860 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. On September 17, 2021 (the “Closing Date”), D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company that migrated to and domesticated (“D8” and after the Business Combination described herein, the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Vicarious, with Legacy Vicarious surviving the Business Combination as a wholly-owned subsidiary of D8 (the “Merger”). In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious changed its name to “Vicarious Surgical US Inc.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on the NYSE;

●	the success, cost and timing of our product and service development activities;

●	the commercialization and adoption of our initial products and the success of the Vicarious System and any of our future product and service offerings;

●	the potential attributes and benefits of the Vicarious System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory approval for the Vicarious System and our product and service offerings, and any related restrictions and limitations of any approved product or service offering;

●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for ventral hernia repair and additional surgical applications, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for the Vicarious System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and how failure to protect or enforce these rights could harm our business, results of operations and financial condition

●	economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations;

●	the anticipated continued impact of the COVID-19 pandemic on our business; and

●	other factors detailed under the section titled “Risk Factors.”

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$185,046	$16,867
Prepaid expenses and other current assets	6,179	258
Total current assets	191,225	17,125
Restricted cash	622	118
Property and equipment, net	1,517	445
Other long-term assets	—	100
Total assets	$193,364	$17,788

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$848	$373
Accrued expenses	1,615	394
Current portion of equipment loans	47	47
Current portion of term loan	600	—
Total current liabilities	3,110	814
Deferred rent	1,467	58
Equipment loans, net of current portion	28	63
Term loan, net of current portion and issuance costs	836	—
Warrant liabilities	178,287	—
Total liabilities	183,728	935

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.0001 par value; 300,000,000 and 200,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 98,832,452 and 67,640,740 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	7
Class B Common stock, $0.0001 par value; 22,000,000 and 20,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 19,789,860 and 19,572,257 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	118,563	48,435
Accumulated deficit	(108,939)	(31,591)
Total stockholders’ equity	9,636	16,853

Total liabilities and stockholders’ equity	$193,364	$17,788

See accompanying notes to these financial statements.

VICARIOUS SURGICAL INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except, per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,189	$2,504	$12,804	$6,831
Sales and marketing	842	362	1,393	776
General and administrative	2,530	475	6,206	1,594
Total operating expenses	8,561	3,341	20,403	9,201
Loss from operations	(8,561)	(3,341)	(20,403)	(9,201)
Other income (expense):
Change in fair value of warrant liabilities	(56,887)	—	(56,887)	—
Interest income	—	1	1	114
Interest expense	(31)	(1)	(59)	(4)
Loss before income taxes	(65,479)	(3,341)	(77,348)	(9,091)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(65,479)	$(3,341)	$(77,348)	$(9,091)
Net loss per share of Class A and Class B common stock, basic and diluted	$(0.71)	$(0.04)	$(0.87)	$(0.12)

See accompanying notes to these financial statements.

VICARIOUS SURGICAL INC.

 UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

 (In thousands, except share data)

	Three Months Ended September 30, 2021
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	66,550,929	$46,670	21,315,731	$2	$2,508	$(43,460)	$(40,950)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,866,660	9	49,171	(43,460)	5,720
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	69,021	—	69,024
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	29,103	—	4	—	4
Stock-based compensation	—	—	—	—	367	—	367
Net loss	—	—	—	—	—	(65,479)	(65,479)
Balance, September 30, 2021	—	$—	118,622,312	$12	$118,563	$(108,939)	$9,636

	Nine Months Ended September 30, 2021
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	$(31,591)	$(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	69,021	—	69,024
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	465,163	—	115	—	115
Stock-based compensation	—	—	—	—	992	—	992
Vesting of restricted stock	—	—	217,603	—	—	—	—
Net loss	—	—	—	—	—	(77,348)	(77,348)
Balance, September 30, 2021	—	$—	118,622,312	$12	$118,563	$(108,939)	$9,636

	Three Months Ended September 30, 2020
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	52,885,027	$33,150	18,920,979	$2	$1,354	$(24,466)	$(23,110)
Retroactive application of recapitalization (Note 1)	(52,885,027)	(33,150)	52,885,027	5	33,142	—	33,150
Adjusted balance, beginning of period	—	—	71,806,006	7	34,496	(24,466)	10,040
Series A-3 financing, net issuance cost of $95			13,248,632	1	13,104	—	13,105
Exercise of common stock options	—	—	302,752	—	36	—	36
Stock-based compensation	—	—	—	—	176	—	176
Vesting of restricted stock	—	—	652,788	1	(1)	—	—
Net loss	—	—	—	—	—	(3,341)	(3,341)
Balance, September 30, 2020	—	$—	86,010,178	$9	$47,811	$(27,807)	$20,016

	Nine Months Ended September 30, 2020
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	52,885,027	$33,150	17,613,962	$2	$1,196	$(18,716)	$(17,518)
Retroactive application of recapitalization (Note 1)	(52,885,027)	(33,150)	52,885,027	5	33,142	—	33,150
Adjusted balance, beginning of period	—	—	70,498,989	7	34,338	(18,716)	15,632
Series A-3 financing, net issuance cost of $95	—	—	13,248,632	1	13,104	—	13,105
Exercise of common stock options	—	—	304,193	—	36	—	36
Stock-based compensation	—	—	—	—	334	—	334
Vesting of restricted stock	—	—	1,958,364	1	(1)	—	—
Net loss	—	—	—	—	—	(9,091)	(9,091)
Balance, September 30, 2020	—	$—	86,010,178	$9	$47,811	$(27,807)	$20,016

See accompanying notes to these financial statements.

VICARIOUS SURGICAL INC.

 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

 (in thousands)

	Nine Months Ended
	2021	2020
Cash flows from operating activities:
Net loss	$(77,348)	$(9,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	111
Stock-based compensation	992	334
Amortization of capitalized debt issuance costs	36	—
Change in fair value of warrant liabilities	56,887	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,921)	123
Accounts payable	190	195
Accrued expenses	860	82
Deferred rent	569	2
Net cash used in operating activities	(23,545)	(8,244)
Cash flows from investing activities:
Purchases of property and equipment	(422)	(65)
Proceeds from sales of short term investments	—	13,326
Net cash (used in)/provided by investing activities	(422)	13,261
Cash flows from financing activities:
Repayment of equipment loans	(35)	(36)
Proceeds from series A-3 financing, net of issuance costs	—	13,105
Proceeds from term loan	1,500	—
Proceeds from reverse recapitalization, net of issuance costs	191,070	—
Proceeds from exercise of stock options	115	36
Net cash provided by financing activities	192,650	13,105
Change in cash, cash equivalents and restricted cash	168,683	18,122
Cash, cash equivalents and restricted cash, beginning of period	16,985	2,304
Cash, cash equivalents and restricted cash, end of period	$185,668	$20,426

Reconciliation of restricted cash:
Cash and cash equivalents	185,046	20,308
Restricted cash	622	118
	$185,668	$20,426
Supplemental cash flow information:
Interest paid	$23	$1

Non-cash investing and financing activities:
Leasehold improvements acquired in connection with Waltham lease	$840	$—
Reverse recapitalization costs in accounts payable and accrued expenses	$646	$—

See accompanying notes to these financial statements.

VICARIOUS SURGICAL INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Vicarious Surgical, Inc. (“Vicarious” or the “Company”) was incorporated in the state of Delaware on May 1, 2014, and is headquartered in Waltham, Massachusetts. The Company is currently developing its virtual reality surgical system using proprietary human-like surgical robots and virtual reality to transport surgeons inside the patient to perform minimally invasive surgical procedures.

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company” and “Vicarious Surgical” refer to the consolidated operations of Vicarious Surgical Inc. References to “D8” refer to the company prior to the consummation of the Business Combination and references to “Legacy Vicarious Surgical” refer to Vicarious Surgical Inc. prior to the consummation of the Business Combination.

On April 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D8 Holdings Corp (“D8”) to effect a business combination between D8 and the Company with the Company surviving the merger as a wholly owned subsidiary of D8 (the “Business Combination”). On September 17, 2021 the Merger Agreement was effected, and each shares of Vicarious Surgical Inc. stock was exchanged for 3.29831 shares of D8 common stock. The Company received total proceeds of $77,993 after redemptions. In connection with the Merger, D8 entered into subscription agreements with subscribers who agreed to purchase an aggregate of 14,200,000 shares of Class A common stock for a purchase price of $142,000 (the “PIPE”), all of which were issued on the effective date. In total, this provided the Company cash of $190,424, which is net of transaction costs of $29,569.

Legacy Vicarious Surgical was deemed to be the accounting acquirer in the business combination. The determination was primarily based on Legacy Vicarious Surgical’s stockholders having a majority of the voting power in the combined company, Legacy Vicarious Surgical having the ability to appoint a majority of the Board of Directors of the company, Legacy Vicarious Surgical’s existing management team comprising the senior management of the combined company, Legacy Vicarious Surgical comprising the ongoing operations of the combined company and the combined company assuming Vicarious Surgical’s name. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Legacy Vicarious Surgical issuing stock for the net assets of D8, accompanied by a recapitalization. The net assets of D8 are stated at historical cost, with no goodwill or other intangible assets recorded.

While D8 was the legal acquirer in the business combination, because Legacy Vicarious Surgical was deemed the accounting acquirer, the historical financial statements of Legacy Vicarious Surgical became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Vicarious Surgical prior to the business combination; (ii) the combined results of D8 and Legacy Vicarious Surgical following the close of the Business Combination; (iii) the assets and liabilities of Legacy Vicarious Surgical at their historical cost; and (iv) the Legacy Vicarious Surgical’s equity structure for all periods presented, as affected by the recapitalization presentation.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Vicarious Surgical’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Vicarious Surgical’s outstanding convertible preferred stock and Legacy Vicarious Surgical’s common stock prior to the business combination have been retroactively restated as shares reflecting the exchange ratio of $3.29831 established in the Business Combination. Legacy Vicarious Surgical’s convertible preferred stock previously classified as mezzanine was retroactively adjusted, converted into common stock and reclassified to permanent as a result of the reverse recapitalization.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2020 and 2019. The condensed balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements of the Company.

The unaudited condensed interim financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021, our results of operations, and shareholders’ equity for the three and nine-month periods ended September 30, 2021 and 2020, and our cash flows for the nine-month periods ended September 30, 2021 and 2020. The operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, the Company’s ability to continue as a going concern, depreciation of property and equipment, fair value of financial instruments, and contingencies. Actual results may differ from those estimates.

Fair Value of Financial Instruments

US GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The framework provides a fair value hierarchy that prioritizes the inputs for the valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) and minimizes the use of unobservable inputs. The most observable inputs are used, when available. The three levels of the fair value hierarchy are described as follows:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived from, or corroborated by, observable market data by correlation or other means.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $622 and $118 at September 30, 2021 and December 31, 2020, respectively as collateral for letters of credit related to the Company’s leases. The balance is classified as long-term on the Company’s balance sheets as the lease periods end beginning in December 2023 through February 2029.

Short-Term Investments

All of the Company’s investments, which consist of certificates of deposit, are classified as available for sale and are carried at fair value. There were no unrealized gains for the three and nine month periods ended September 30, 2021 and year ended December 31, 2020. The Company holds no short-term investments at September 30, 2021.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high-credit standing.

Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued Warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

As part of the Business Combination, the Company assumed 17,249,991 Public Warrants that are exercisable to purchase shares of Class A common stock to investors as well as 10,400,000 Private Placement Warrants. All of the Company’s outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

ESTIMATED USEFUL LIFE
Computer equipment and software	3 years
Manufacturing equipment	3-5 years
Furniture and fixtures	3-7 years
Leasehold improvements	lesser of useful life or remaining lease term

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through September 30, 2021, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

Research and Development

Research and development costs are expensed in the period incurred. Research and development costs include payroll and personnel expenses, consulting costs, software and webservices, legal, raw materials and allocated overhead such as depreciation and amortization, rent and utilities. Advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and are expensed over the service period as the services are provided or when the goods are consumed.

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options and warrants issued as compensation for services, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as the Company’s common stock is was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that management believes that these assets are more likely than not to be realized in the future. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding stock options, stock warrants and convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the statements of operations for the three and nine month periods ended September 30, 2021 and 2020.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM’) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the development of its virtual reality surgical system.

Emerging Growth Company Status

The Company is an “emerging growth company,” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on the financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU No. 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU No. 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that ASU No. 2016-13 will have on the financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact that ASU No. 2019-12 will have on the financial statements and related disclosures.

3.	AcquisitIon

On September 17, 2021, the Company and D8 consummated the business combination with Legacy Vicarious Surgical surviving the merger as a wholly-owned subsidiary of D8. Upon the consummation of the business combination, each share of Legacy Vicarious Surgical issued and outstanding was converted into the right to receive 3.29831 shares (the “Exchange Ratio”) of the Company’s common stock (the “Merger Consideration”).

Upon the closing of the business combination, D8’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 143,931,076 shares, of which 124,141,216 were designated as Class A common stock and 19,789,860 were designated as Class B common stock both having a par value of $0.0001 per share.

In connection with the execution of the definitive agreement for the business combination, D8 entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and D8 agreed to sell to the Subscribers, an aggregate of 14,200,000 shares of the Company’s common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $142,000, in a private placement pursuant to the Subscription Agreements (the “PIPE” financing). The PIPE financing closed simultaneously with the consummation of the business combination.

The business combination is accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, D8 was treated as the “acquired” company for financial accounting purposes. See Note 1, “Nature of Business and Basis of Presentation” for further details. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Vicarious Surgical issuing stock for the net assets of D8, accompanied by a recapitalization. The net assets of D8 are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the business combination to the statement of cash flows and the statement of changes in equity for the nine months ended September 30, 2021.

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE Financing	142,000
Less: Transaction costs and advisory fees	(24,443)
Net proceeds from reverse recapitalization	195,550
Less: Warrant liabilities assumed	(121,400)
Less: Accrued transaction costs and advisory fees	(5,126)
Net proceeds from reverse recapitalization	$69,024

The number of shares of common stock issued immediately following the consummation of the business combination was as follows:

Number of Shares
Common stock, outstanding prior to the business combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)

The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the business combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2021	2020
Machinery and equipment	3 to 5 years	$553	$535
Furniture and fixed assets	3 to 7 years	153	103
Computer hardware and software	3 years	119	67
Leasehold improvements	Lessor of lease term or asset life	1,166	24
Total property and equipment		1,991	729
Less accumulated depreciation		(474)	(284)
Property and equipment, net		$1,517	$445

In connection with the Waltham lease, the Company received $840 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lesser of the lease term or each asset’s life. The $840 amount paid to vendors by the landlord has been included in deferred rent and leasehold improvements and is being amortized as a reduction to rent expense on a straight-line basis over the life of the lease.

Depreciation expense for the three and nine months ended September 30, 2021 was $84 and $189 respectively. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $141 and $97 at September 30, 2021 and December 31, 2020, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2021
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical Items	observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$183,979	$—	$—	$183,979
Total assets	$183,979	$—	$—	$183,979

Liabilities:
Warrant liabilities - public warrants	$—	$—	$86,767	$86,767
Warrant liabilities - private warrants	—	—	91,520	91,520
Total liabilities	$—	$—	$178,287	$178,287

	December 31, 2020
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical Items	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$15,768	$—	$—	$15,768
Total assets	$15,768	$—	$—	$15,768

Money market funds and certificates of deposit are classified as cash and cash equivalents and short-term investments, respectively.

The fair value of Public Warrants, was calculated using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the period ended September 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $56.9 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer companies Class A common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of	As of
Public and Private Warrants	September 17, 2021	September 30, 2021
Volatility	62.5%	62.5%
Stock price	$11.57	$14.96
Expected life of options to convert	5.0 years	5.0 years
Risk-free rate	0.90%	1.00%
Dividend yield	0.00%	0.00%

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	September 2021	December 31, 2020
Compensation and benefits related	$545	$291
Professional services and other	1,070	103
Accrued expenses	$1,615	$394

7.	DEBT

Term Loan

In October 2020, the Company entered into a term loan that provides the Company with borrowings up to $3.5 million that becomes due on April 1, 2024. The loan consists of two tranches; a $1.5 million tranche which became available to the Company upon the close of the loan agreement in October 2020 and was available to the Company to draw through March 31, 2021. The second tranche of $2.0 million becomes available to the Company through September 30, 2021, upon the Company’s successful achievement of a milestone related to the development of the Company’s surgical robot. Although the milestone was achieved, the Company chose not to draw down the $2.0 million tranche.

The term loan is interest-only through September 30, 2021, at which time the company will make the first of 30 equal monthly payments of principal plus interest. Upon receipt of the second tranche, the interest-only window will be extended by six months to March 30, 2022, then followed by twenty-four equal monthly payments of principal plus interest.  The term loan bears interest at a floating rate equal to the Prime Rate, but not less than a minimum rate of 3.25%. In addition, the final payment made at the earlier of the maturity of the loan or its termination is to include a deferred interest payment of 7.5% of the amount borrowed, resulting in a minimum annual rate of 5.98% to be paid to the lender. In the event the Company chooses to repay the term loan prior to the first anniversary of the term loan closing, a prepayment fee of 3% of the outstanding principal balance will apply. The prepayment fee is reduced to 2% if paid after the first anniversary date but before the second anniversary date and then is 1% thereafter. The prepayment fee does not apply if the Company and the bank agree to refinance the loan prior to maturity.

The loan has no financial covenants but does contain monthly reporting requirements and gives the lender a first priority lien on all Company assets. No amounts were outstanding as of December 31, 2020. In March of 2021, the Company borrowed the first tranche of $1.5 million. As of September 30, 2021, $1.5 million was outstanding on the term loan.

Deferred Financing Costs

In connection with the term loan, the Company incurred $0.1 million in expenses, inclusive of the warrant expense, which are included in other long-term assets at December 31, 2020 and were then netted against the loan proceeds drawn in March 2021. The Company is amortizing these costs over the life of the borrowing. In the three and nine months ended September 30, 2021, $9 and $18 of capitalized costs was amortized to interest expense.

Common Stock Warrant

In connection with the term loan, the Company issued the lender a warrant to purchase 254,794 shares of common stock at a $0.41 per share.  The common stock warrant was exercisable for 10 years from the date of issuance, was structured to survive a merger or acquisition (except all-cash and/or public stock acquisitions) and allowed for cashless exercise in whole or part.  The fair value of the common stock warrant was $0.33 per share at the grant date, and the Company recorded a total of $85 in deferred financing costs associated with the warrant issuances which are included in other long-term assets at December 31, 2020. At the time of the Company’s recapitalization, the lender elected to cashless exercise the warrants resulting in the net issuance of 146,577 shares of common stock.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of September 30, 2021 and December 31, 2020, the aggregate outstanding principal balance of the equipment loans was $28 and $63, respectively, net of current portion of $47.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $5:

Years Ended December 31,
2021, remaining three months	$13
2022	50
2023	17

Total future equipment payments	$80

8.	COMMITMENTS AND CONTINGENCIES

The Company leases its office facility under noncancelable operating lease agreements expiring in December 2023 and February 2029. Rent expense for the three and nine months ended September 30, 2021 was $392 and $906, respectively and for the three and nine month periods ended September 30, 2020 was $109, and $336, respectively.

On January 25, 2021, the Company entered into a twelve-year lease agreement that commences on April 1, 2021 and ends on February 28, 2029. Rental payments due over the period of the lease total $9.7 million.

The following table presents the future minimum lease payments required under the Company’s noncancellable operating leases at September 30, 2021:

Years Ended December 31,
2021, remaining three months	$288
2022	1,397
2023	1,675
2024	1,334
2025	1,376
Thereafter	4,631
Total future minimum lease payments	$10,701

Legal Proceedings—From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

9.	INCOME TAXES

For the three and nine month periods ended September 30, 2021 and the year ended December 31, 2020, the Company did not record a tax provision as the Company was in an overall loss position and maintains a full valuation allowance against its net deferred tax assets.

10.	STOCKHOLDERS’ EQUITY

Authorized Shares

At September 30, 2021, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of September 30, 2021, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

	Prior to Business Combination
	Shares
Legacy Convertible Preferred Stock	Authorized	Issued and Outstanding	Preferred Stock
Series A Legacy Convertible Preferred Stock, $0.0001 par value	16,740,853	16,740,854	$6,477
Series A1 Legacy Convertible Preferred Stock, $0.0001 par value	26,107,321	26,107,321	16,678
Series A2 Legacy Convertible Preferred Stock, $0.0001 par value	10,036,853	10,036,853	9,995
Series A3 Legacy Convertible Preferred Stock, $0.0001 par value	18,267,057	13,665,901	13,520
Total	71,152,084	66,550,929	$46,670

The following describes the rights and preferences of the Company’s Legacy Convertible Preferred Stock prior to the conversion in the Business Combination:

Voting — The holders of Legacy Series Preferred Stock vote together with all other classes and series of stock as a single class on an as-converted basis. Each share of Legacy Series Preferred Stock entitles the holder to such number of votes per share as shall equal the number of shares of common stock into which the share is then convertible. The holders of the Legacy Series A1 and A2 Preferred Stock, collectively, are entitled to elect two directors to the Company’s Board of Directors and holders of the Legacy Series A3 Preferred Stock are entitled to elect two directors to the Company’s Board of Directors.

Dividends — Dividends may be declared and paid on Legacy Series Preferred Stock from funds lawfully available as and when determined by the Company’s Board of Directors. Through the date of the conversion and through September 30, 2021, no dividends have been declared.

Liquidation — Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Legacy Series Preferred Stock are entitled to first be paid out of assets available for distribution, prior and in preference to any distribution to the holders of the Company’s common stock, the greater of (a) an amount equal to $0.3926 per share for Series A Preferred Stock, $0.6420 per share for Legacy Series A1 Preferred Stock, plus declared but unpaid dividends, $0.9963 per share for Legacy Series A2 Preferred Stock, plus declared but unpaid dividends, $0.9963 per share for Legacy Series A3 Preferred Stock, plus declared but unpaid dividends (b) an amount per share that would have been payable had all shares of the Legacy Series Preferred Stock been converted to shares of Class B common stock immediately prior to any liquidation, dissolution, or winding up of the Company.

Conversion — Each holder of Legacy Series Preferred Stock has the right, at their option at any time, to convert any such shares of Legacy Series Preferred Stock into fully paid and nonassessable shares of Class B common stock. The conversion ratio is determined by dividing the purchase price by the conversion price, which is equal to $0.3926, $0.6420, $0.9963 and $0.9963 per share for Legacy Series A, A1, A2 and A3 Preferred Stock, respectively. The conversion price is subject to change if certain dilutive events occur. Conversion is mandatory with an initial public offering of the Company’s common stock with a value of at least $40 million of gross proceeds to the Company or upon the election of greater than 50% of the holders of Series Preferred Stock.

Redemption — The Legacy Series Preferred Stock is not subject to mandatory or optional redemption other than in connection with a liquidation, dissolution, or winding-up of the Company.

Common Stock

Classes of Common Stock

Class A common stock receive 1 vote per share. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purposes. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.

Class B common stock receives 20 votes per share and converts into Class A at a one-to-one conversion rate per share. Holders of Class B common stock will share ratably together with each holder of Class A common stock, if and when any dividend is declared by the board of directors. Holders of Class B common stock have the right to convert shares of their Class B common stock into fully paid and non-assessable shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time. Upon the occurrence of certain events, holders of Class B common stock automatically convert into Class A common stock, on a one-to-one basis. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class B common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class B common stock, then outstanding, if any.

Restricted Stock Agreements — In 2014, the Company issued 19,789,860 shares of Legacy Class A common stock to the initial founders of the Company at par that contained a repurchase right by the Company at the lesser of the original purchase price of $0.0001 per share or the then current fair value of the share, which lapsed over a four-year period. In 2016 and 2018 these shares were amended with respect to the lapse of the repurchase rights, such that beginning as of January 2018 60% percent of the shares were vested and the remaining shares vest over a thirty-six month period.

As of January 30, 2021 the shares were fully vested and on September 17, 2021, in connection with the recapitalization the shares were converted to Class B common stock.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance.

Warrants

In D8’s initial public offering, on July 17, 2020 it sold units at a price of $10.00 per unit, which consisted of one D8 Class A ordinary share, $0.0001 par value, and one-half of a redeemable warrant (each a “Public Warrant”). On July 17, 2020, simultaneously with the closing of its initial public offering, D8 consummated the Private Placement of 8,000,000 Private Placement Warrants, each exercisable to purchase one D8 Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant. On July 24, 2020, simultaneously with the sale of D8’s over-allotment units, D8 consummated a private sale of an additional 900,000 Private Placement Warrants. In connection with the Business Combination, 1,500,000 additional Private Placement Warrants were issued upon conversion of D8 working capital loans. In connection with the Business Combination, each issued and outstanding D8 Class A ordinary share automatically converted into one share of Class A common stock. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

As of September 30, 2021, the Company had 17,249,991 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of the September 17, 2021 Business Combination or (b) 12 months from the closing of D8’s initial public offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●

if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A common stock; and

●	if, and only if, the last reported sale price of Class A common stock shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in D8’s initial public offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

11.	Stock-based Compensation

2014 Plan — In 2014, the Board of Directors approved the adoption of the 2014 Stock Incentive Plan (the “Plan”). The Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Awards may be made under the Plan for up to 19,914,315 shares of Class A common stock. The Board of Directors administers the Plan and determines the exercise price of options, purchase price for restricted stock, the rates at which awards vest, and the other terms and conditions of the awards. Options and restricted stock generally vest 25% upon the first anniversary of the grant date and at the rate of 6.25% per quarter thereafter over a three-year period for employees or over the service period for nonemployees and expire 10 years from the date of grant.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. Prior to the Business Combination, the fair value of the Company’s common stock has been determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from a third-party valuation, the Company’s financial position and historical financial performance, the status of technological development within the Company’s proposed products, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as the Company’s common stock is not actively traded.

During the nine months ended September 30, 2021 and September 30, 2020, the Company granted options to purchase 3,788,960 and 1,913,350 shares, respectively of common stock, to employees and consultants with a fair value of $4,657 and $471 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Risk-free interest rate	0.45% - 1.13%	0.26% - 0.46%
Expected lives, in years	5.20 - 6.11	5.00 - 6.04
Dividend yield	-%	-%
Expected volatility	69.66% - 71.02%	67.45% - 70.36%
Fair value of Common Stock	$1.11 - $1.81	$0.23 - $0.25

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options. The expected life of employee and non-employee stock options was calculated using the average of the contractual term of the option and the weighted-average vesting period of the option, as the Company does not have sufficient history to use an alternative method to calculate an expected life for employees. The Company does not pay a dividend and is not expected to pay a dividend in the foreseeable future. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar public companies.

At September 30, 2021, the total gross unrecognized stock-based compensation expense related to unvested stock options aggregated $4,523. The costs remaining as of September 30, 2021 are expected to be recognized over a weighted-average period of 2.96 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$144	$128	$400	$261
Sales and marketing	21	10	57	(9)
General and administrative	201	37	535	82
Total	$366	$175	$992	$334

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 6,590,000 shares available for award under the Plan at September 30, 2021.

The option activity of the Plan for the nine months ended September 30, 2021, is as follows:

			Remaining
		Exercise	Contractual Life
	Options	Price	(in Years)

Outstanding at January 1, 2021	8,890,535	$0.31	7.89

Granted	3,788,960	1.97	9.10
Exercised	(465,226)	0.25	3.70
Repurchased, cancelled, forfeited, or expired	(444,932)	0.77	-

Options vested and expected to vest at September 30, 2021	11,769,337	$0.82	7.80

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2021 and September 30, 2020 was $1.23 and $0.25, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and September 30, 2020 $3,616 and $87, respectively.

Common Stock Reserved for Future Issuance

As of September 30, 2021 and December 31, 2020, the Company has reserved the following shares of Class A common stock for future issuance:

	As of
	September 30,	December 31,
	2021	2020
Common Stock options outstanding	11,769	8,889
Shares available for issuance under the Plan	6,590	5,699
Bank warrants	102	254
Public warrants	17,250	17,250
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	46,111	42,492

12.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical, Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers a company-funded matching contribution which totaled $110 and $278 for the three and nine month periods ended September 30, 2021, respectively and $53 and $162 for the three and nine month periods ended September 30, 2020, respectively.

13.	Net Loss Per Share

The Company computes basic loss per share using net loss attributable to Vicarious Surgical, Inc. common shareholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(65,479)	$(3,341)	$(77,348)	$(9,091)

Denominator for basic and diluted net loss per share:
Weighted average shares	92,233,000	85,411,082	89,211,046	75,998,170

Net loss per share of Class A and Class B common stock - basic and diluted	$(0.71)	$(0.04)	$(0.87)	$(0.12)

For the three and nine months ended September 30, 2021 and 2020 the effect of dilutive securities, including non-vested stock options, restricted stock awards, and common stock warrants was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the periods and their inclusion would be antidilutive. Dilutive securities excluded were 39,419,328 for the three and nine months ended September 30, 2021 and 35,170,854 shares for the three and nine months ended September 30, 2020.

14.	SUBSEQUENT EVENTS

On October 14, 2021, the Company entered into an agreement with its landlord to amend its January 25, 2021 lease agreement to increase the rented space from 42,000 to 72,000 square feet of space, and extended the lease from 2028 until 2032 with options to extend the lease until 2037. Payments due over the life of the lease and its amendment increased from $10.2 million to $26.2 million.

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that no subsequent events other than that disclosed above or in the notes to these financial statements have occurred that would require recognition or disclosure in these financial statements.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2021. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries.

Overview

We are combining advanced miniaturized robotics, computer science and 3D visualization to build a new category of intelligent and affordable, single-incision surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery, or MIS. With our next-generation robotics technology and proprietary human-like surgical robots, we are is seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures.

We believe that the Vicarious System is the only robotic system to receive a “Breakthrough Device” designation from the U.S. Food and Drug Administration, or the FDA, for ventral hernia procedures. A Breakthrough Device designation offers multiple benefits designed to accelerate the timeline to market for novel medical devices, including priority review of the pre-market submission for the device, and it provides an established pathway to Centers for Medicare & Medicaid Services, or CMS, reimbursement and coverage. However, the process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will accelerate the timeline for approval or make it more likely that the Vicarious System will be approved. Led by a visionary team of engineers from the Massachusetts Institute of Technology, or MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted MIS.

We estimate there are over 39 million soft tissue surgical procedures addressable by our technology. Of these procedures, it is estimated that more than 50% are performed using open surgery, and less than 5% are performed by current robot-assisted MIS.

We believe this slow adoption of robot-assisted surgery has occurred because of several factors, including the following:

●	Significant Capital Investment. Existing robotic systems require a high upfront cost and burdensome annual service contracts that are often prohibitively expensive, especially in outpatient settings. These capital costs are estimated to be up to $2.0 million per system upfront, plus an additional 10-20% annually for maintenance and service contracts.

●	Low Utilization. In addition to the significant acquisition costs, existing robotic systems create inefficiencies and increase costs to medical facilities considering adoption. Due to their large size and limited portability, existing robotic systems require the construction of a dedicated operating room, occupying valuable real estate within the hospital. Once in place, these robotic systems require extensive set-up and operating room turnover times, which limits the number of procedures that can be performed with the robotic system.

●	Limited Capabilities. Existing robotic systems have limited capabilities and are ill-suited for many outpatient procedures. Due to their limited degrees of freedom inside the abdomen, they depend on significant, complicated, robotic motion outside the body, and they have limited ability to operate in multiple quadrants, difficulty operating on the “ceiling” of the abdomen, create collisions inside and outside of the patient’s abdomen, and restrict overall access of the operating team to the patient.

●	Difficult to Use. Existing robotic systems necessitate device-specific training requiring the surgeon to “design the robotic motion” for each procedure. In choosing the incision sites, the surgeon must effectively design the kinematic motion of the robot for every procedure to operate well and avoid collisions inside and outside of the patient’s abdomen. They must design this kinematic motion with fewer degrees of freedom than they would employ using open surgery, restricting their natural movements. To become proficient at manipulating these legacy robotic systems to perform the procedures they otherwise were trained to perform via open surgery requires extensive training and several dozen procedures on live patients. As these systems are maintained in dedicated, expensive, operating rooms, obtaining access to train on the system becomes a significant impediment to adoption, resulting in more open surgeries.

Our single-port system with advanced, miniaturized robotics and advanced visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery.

Financial Highlights

We are pre-revenue generating as of September 30, 2021.

We incurred net losses of $77.3 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively, representing a period-over-period increased loss of $68.2 million or 750%, primarily due to a $56.9 million charge incurred to mark the value of our public and private warrants to market, a $5.6 million increase in personnel-related expenses, $1.9 million of professional fees, $1.3 million of facilities expenses, $0.5 million of R&D supplies and materials, $0.3 million of advertising, $0.3 million of insurance costs, $0.1 million of interest expense and $1.3 million of other expenses. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 67% from an average of 57 people in the nine months ended September 30, 2020 to an average of 95 people for the nine months ended September 30, 2021.

We incurred a net loss of $12.9 million and $9.3 million for the years ended December 31, 2020 and 2019, respectively, representing a period-over-period increased loss of 38.2%, primarily due to a 37.5% increase in our average headcount. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 37.8% from an average of 37 people in the year ended December 31, 2019 to an average of 51 people for the year ended December 31, 2020.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States. However, COVID-19 is not expected to result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Recent Developments

On September 17, 2021, we completed the Business Combination. The Business Combination was approved by D8’s stockholders at its special meeting held on September 15, 2021. The transaction resulted in the combined company being renamed “Vicarious Surgical Inc.,” Legacy Vicarious being renamed “Vicarious Surgical Operating Co.” and the combined company’s Class A common stock and warrants to purchase Class A common stock commencing trading on the NYSE on September 20, 2021 under the symbol “RBOT” and “RBOT WS”, respectively. As a result of the Business Combination, we received gross proceeds of approximately $142.0 million. On October 6, 2021, Legacy Vicarious changed its name from “Vicarious Surgical Operating Co.” to “Vicarious Surgical US Inc.”

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2023 and only if it receives FDA approval of our product. Any revenue from initial sales of a new product is difficult to predict and in any event will initially only modestly reduce our continued net losses resulting from our increasing research and development and marketing activities.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, medical affairs, and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical studies, including clinical trial design, clinical trial site initiation and study costs, data management, related travel expenses and the cost of products used for clinical trials, internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to executive, finance and accounting, information technology and human resource functions. Other G&A expenses include travel expenses, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect G&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support the anticipated growth due to additional legal, accounting, insurance and other expenses associated with being a public company.

Sales and Marketing Expenses

Sales and marketing, or S&M, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions and physician education programs. Other S&M expenses include training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees and allocated facilities-related expenses. We expect S&M expenses to continue to increase in absolute dollars as we increase potential customers’ awareness of our presence and prepares our sales and marketing function for our product launch at a future, yet undetermined date.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding equipment loans.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2021	2020	Change	% Change
Operating expenses:
Research and development	$12,804	$6,831	$5,973	87%
Sales and marketing	1,393	776	617	80%
General and administrative	6,206	1,594	4,612	289%
Total operating expenses	20,403	9,201	11,202	122%
Loss from operations	(20,403)	(9,201)	(11,202)	122%
Other income (expense):
Change in fair value of warrant liabilities	(56,887)	-	(56,887)	N/M
Interest income	1	114	(113)	(99)%
Interest expense	(59)	(4)	(55)	1,375%
Loss before income taxes	(77,348)	(9,091)	(68,257)	751%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(77,348)	$(9,091)	$(68,257)	751%
Net loss per common share, basic and diluted	$(0.87)	$(0.12)	$(0.75)	625%

Comparison of the Nine months ended September 30, 2021 and 2020

Research and Development Expenses. Research and development expenses increased $6.0 million, or 87%, to $12.8 million during the nine months ended September 30, 2021, compared to $6.8 million during the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to increases of $3.7 million of personnel-related expenses, $0.6 million in professional services, $0.6 million in facility expenses, $0.5 million in materials and supplies, $0.1 million in equipment costs and $0.5 million of other operating expense. The 70% increase in personnel-related expense was due primarily to an increase in average headcount of 63%, from an average of 48 people in the nine months ended September 30, 2020 to an average of 78 people in the nine months ended September 30, 2021 with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $0.6 million change in sales and marketing expenses for the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was related to an increase of $0.4 million of personnel-related expenses, $0.3 million in advertising, $0.1 million in other expense and was partially offset by a $0.2 million decrease in professional fees. The 84% increase in personnel-related expense was due to an average headcount increase of 92%, from an average of six people in the nine months ended September 30, 2020 to an average of 12 people for the nine months ended September 30, 2021 with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $4.6 million, or 289%, to $6.2 million during the nine months ended September 30, 2021, compared to $1.6 million during the nine months ended September 30, 2020. The increase in general and administrative costs was due to an increase of $1.5 million in personnel-related expenses, an increase of $1.6 million in professional fees, $0.7 million of facilities expenses associated with our expansion and new lease, $0.3 million in insurance as a result of becoming a public company, $0.1 million in computer equipment and $0.4 million of other expense. The increase in professional fees resulted from consulting, audit and legal fees associated with work performed in the nine months ended September 30, 2021 to produce public company financial statements for the past two years.

Interest Income. Interest income decreased by $0.1 million, or 99% during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease in interest income was primarily due to a decrease in average short-term investments during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Interest Expense. Interest expense increased by $0.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This was primarily due to having the $1.5 million term loan outstanding for six months in 2021.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

The following table sets forth Vicarious Surgical’s historical operating results for the periods indicated:

	Year Ended December 31,
(in thousands, except for per share amounts)	2020	2019	Change	% Change
Operating expenses:
Research and development	$9,796	$7,479	$2,317	31%
Sales and marketing	861	250	611	244%
General and administrative	2,328	2,054	274	13%
Total operating expenses	12,985	9,783	3,202	33%
Loss from operations	(12,985)	(9,783)	(3,202)	33%
Other income (expense):
Interest income	113	471	(358)	-76%
Interest expense	(3)	(2)	(1)	50%
Loss before income taxes	(12,875)	(9,314)	(3,561)	38%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(12,875)	$(9,314)	$(3,561)	38%
Net loss per common share, basic and diluted	$(0.67)	$(0.57)	$(0.10)	17%

Comparison of the Years Ended December 31, 2020 and 2019

Research and Development Expenses. Research and development expenses increased $2.3 million, or 31%, to $9.8 million during the year ended December 31, 2020, compared to $7.5 million during the year ended December 31, 2019. The increase in research and development expenses was primarily due to increases of $2.2 million of personnel-related expenses, $0.2 million in consulting, $0.1 million in legal (intellectual property) services, $0.1 million in information technology and $0.1 million in facility expenses partially offset by a $0.4 million decrease in materials and supplies. The increase in personnel-related expense was due primarily to an increase in average headcount of 38%, from an average of 37 people in 2019 to an average of 51 people in 2020.

Sales and Marketing Expenses. Sales and marketing expenses increased $0.6 million, or 244%, from $0.3 million in the year ended 2019 to $0.9 million during the year ended December 31, 2020. The increase in sales and marketing costs was primarily due to an increase of $0.4 million in personnel-related expenses as a result of an increase in headcount and an increase of $0.2 million in professional fees.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 13%, to $2.3 million during the year ended December 31, 2020, compared to $2.0 million during the year ended December 31, 2019. The increase in general and administrative costs was due to an increase of $0.1 million in personnel-related expenses, and an increase of $0.2 million in professional fees, partially offset by a decrease of $0.1 million in travel costs due to COVID-19.

Interest Income. Interest income decreased by $0.4 million, or 76% during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in interest income was primarily due to a decrease in average short-term investments during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Interest Expense. Interest expense relates primarily to outstanding equipment loans. The immaterial increase during the year ended December 31, 2020, compared to the year ended December 31, 2019 was due to having the equipment loans outstanding for 12 months in 2020 versus only eight months in 2019, the year they originated.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital had been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $12.9 million and $9.3 million during the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we held cash and cash equivalents of $185.0 million and had an accumulated deficit of $108.9 million.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. As noted in the “Recent Developments” section above, we entered into a Business Combination Agreement with D8 Holdings Corp. On a gross basis, we have approximately $185.0 million in cash as a result of the transaction which we expect to be sufficient to support our operations beyond the next twelve months.

We may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

Cash

Our cash and cash equivalents balance as of September 30, 2021 was $185.0 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the Years Ended December 31, 2020 and December 31, 2019 and the Nine months ended September 30, 2021 and September 30, 2020

	Nine months ended September 30,		Year Ended December 31,
(in thousands)	2021	2020	2020	2019
Statement of Cash Flows Data:
Net cash used in operating activities	$(23.5)	$(8.2)	$(12.0)	$(8.7)
Net cash provided by (used in) investing activities	$(0.4)	$13.3	$13.2	$(1.8)
Net cash provided by financing activities	$192.6	$13.1	$13.5	$10.0

Cash flows for the nine months ended September 30, 2021 and 2020

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $23.5 million, attributable to a net loss of $77.3 million and a net change in our net operating assets and liabilities of $4.3 million and non-cash items of $58.1 million. Non-cash items consisted of $56.9 million due to the change in fair value of our warrant liabilities, $1.0 million in stock-based compensation and $0.2 million of depreciation and amortization. The $4.3 million change in our net operating assets and liabilities was primarily due to a $5.9 million increase in prepaid and other assets partially offset by a $0.9 million increase in accrued expenses, a $0.2 million increase in accounts payable, and a $0.5 million increase in deferred rent.

Net cash used in operating activities for the nine months ended September 30, 2020 was $(8.2) million, attributable to a net loss of $(9.1) million offset by an increase in non-cash items of $0.4 million and a net change in our net operating assets and liabilities of $0.4 million. Non-cash items consisted of $0.3 million in stock-based compensation and $0.1 million in depreciation. The $0.4 million change in our net operating assets and liabilities was primarily due to a $0.2 million increase in accounts payable, a $0.1 million decrease in prepaid expenses and other current assets and a $0.1 million increase in accrued expenses.

Cash flows used in Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2021 was $0.4 million for equipment purchases.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $13.3 million from short-term investments that matured during the period.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $192.6 million resulting from $191.1 million of proceeds from the reverse recapitalization and $1.5 million related to proceeds from a term loan.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $13.1 million due to proceeds received from the issuance of preferred stock.

Cash flows for the Years Ended December 31, 2020 and 2019

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $12.0 million, attributable to a net loss of $12.9 million and a net change in our net operating assets and liabilities of $0.3 million and non-cash items of $0.6 million. Non-cash items consisted of $0.4 million in stock-based compensation and $0.2 million in depreciation. The $0.3 million change in our net operating assets and liabilities was primarily due to a $0.2 million increase in accounts payable and a $0.1 million increase in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2019 was $8.7 million, attributable to a net loss of $9.3 million and a net change in our net operating assets and liabilities of $0.2 million and non-cash items of $0.4 million. Non-cash items consisted of $0.3 million in stock-based compensation and $0.1 million in depreciation. The change in our net operating assets and liabilities was due to a $0.2 million increase in accrued expenses and a $0.1 million increase in accounts payable offset by a $0.1 million increase in prepaid expenses and other current assets.

Cash flows used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $13.2 million and related to the sales and maturities of short-term investments of $13.3 million, offset by purchases of property and equipment of $0.1 million.

Net cash used in investing activities for the year ended December 31, 2019 was $1.8 million and related to the purchases of short-term investments of $1.6 million and the purchases of property and equipment of $0.2 million.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $13.5 million and related to proceeds of $13.5 million from the issuance of our Series A3 convertible preferred stock.

Net cash provided by financing activities for the year ended December 31, 2019 was $10.0 million and related to net proceeds of $10.0 million from the issuance of our Series A2 convertible preferred stock.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Our management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

While our significant accounting policies are described in the notes to our historical financial statements (see Note 2 of the accompanying financial statements), we believe the following critical accounting policy requires significant judgment and estimates in the preparation of our financial statements:

Stock-Based Compensation

We account for all stock-based compensation, including stock options and warrants, at fair value and recognize stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of our stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as the fair value of the common stock, expected volatility and expected term. Our estimates of these assumptions are primarily based on the fair value of our stock, historical data, peer company data and judgment regarding future trends. The fair value of our common stock has been determined by our board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, our financial position and historical financial performance, the status of technological developments within our proposed products, the illiquid nature of the common stock, arm’s length sales of our capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as our common stock is not actively traded. We use the simplified method when calculating the expected term due to insufficient historical exercise data. Our stock is currently publicly traded, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries. The dividend yield used is zero, as we have never paid any cash dividends and does not anticipate doing so in the foreseeable future.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed financial statements contained in this Quarterly Report on Form 10-Q.

Emerging Growth Company

Following the Business Combination, we became an “emerging growth company,” as defined in the JOBS Act. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	the hiring and continued hiring of additional accounting, finance and legal resources with public company experience; and

●	implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts.

These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, and the acquisition of D8, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, to our knowledge, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Vicarious Surgical Inc. and its subsidiaries following the Business Combination, or to Legacy Vicarious or D8 prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of the Vicarious System, and have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercializes the Vicarious System for ventral hernia repair and future indications.

Since inception, we have devoted substantially all of our financial resources to developing our surgical robot. We have financed our operations primarily through the issuance of equity securities. We have not generated revenue from the sale of the Vicarious System to date and have incurred significant losses. The amount of our future net losses will depend, in part, on future sales and on-going development of the Vicarious System, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we commercialize the Vicarious System for ventral hernia repair and seeks to develop and commercialize new surgical applications for the Vicarious System, such as gynecological, urological or other general surgical applications. We anticipate that our expenses will increase substantially if and as we:

●	continue to build our sales, marketing and distribution infrastructure to commercialize our Vicarious System for ventral hernia repair;

●	continue to develop the Vicarious System;

●	seek to identify, assess, acquire, license and/or develop other products and technologies or components thereof and subsequent generations of our current products and technologies;

●	seek to maintain, protect and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	support our operations as a public company.

Our ability to generate future revenue from the Vicarious System sales depends heavily on our success in many areas, including but not limited to:

●	launching and commercializing current and future uses for the Vicarious System, either directly or in conjunction with one or more collaborators or distributors;

●	obtaining and maintaining regulatory authorization with respect to each application for the Vicarious System and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for the Vicarious System; and

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities, and have incurred net losses of $12.9 million and $9.3 million in the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020 was $31.6 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

We may need to raise additional funding to develop and commercialize the Vicarious System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize the Vicarious System for ventral hernia repair and to develop new surgical applications for the Vicarious System. We expect to use the funds received in connection with the Business Combination to scale our operations, develop and commercialize the Vicarious System for ventral hernia repair, develop new surgical applications for the Vicarious System, such as gynecological, urological or other general surgical applications, expand internationally, and for working capital and general corporate purposes. We will require additional capital to develop and commercialize the Vicarious System for abdominal surgeries and to develop the Vicarious System for new surgical applications. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of our equity securities, and may affect the rights of then-existing holders of our equity securities. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Based on our recurring losses and expectations to incur significant expenses and negative cash flows for the foreseeable future, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2020 and December 31, 2019 expressing substantial doubt about our ability to continue as a going concern. Subsequent to the issuance of their report, we consummated the Business Combination with D8 Holdings Corp. As a result of that transaction, we have approximately $185 million of cash as of September 30, 2021, which we expect to be sufficient to support our operations for at least the next twelve months.

Risks Related to Our Business and Operations

We are a development stage company with a limited history of operations and no products with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

We are a development stage medical device company with a limited operating history, and we currently do not have any products authorized for commercialization in any country or jurisdiction or any source of revenue. We have been engaged in research and product development since our inception in 2014 and have invested all of our time and resources in developing our technology and the Vicarious System, which we intend to commercialize initially for ventral hernia repair, followed by subsequent indications. The future success of our business will depend on our ability to obtain regulatory authorization to market our Vicarious System, drive adoption, successfully introduce new surgical applications for the Vicarious System, establish our sales force and distribution network, and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, the Vicarious System and our prospects.

If we do not successfully manage the development and launch of the Vicarious System, we will not meet the long term forecasts we presented to D8 Holdings and our business, operating and financial results and condition could be adversely affected.

We aim to launch the Vicarious System initially for use in ventral hernia repair, but to later expand the product to other abdominal surgical applications, including gynecological, urological and general surgery uses. We face risks associated with developing and launching the Vicarious System for the first indication specific use and other surgical applications. We are in the process of developing the Vicarious System, and will need to complete beta testing, verification and validation prior to filing for FDA clearance, which is expected to occur in 2023. If we encounter development or manufacturing challenges or discovers errors during our development cycle, the launch dates of the initial and new surgical applications may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of the Vicarious System could adversely affect our business or financial condition.

The market for the Vicarious System and the use of robotic-assisted surgical technology is rapidly evolving, and increasingly competitive, as the healthcare industry is undergoing significant structural change, which makes it difficult to forecast demand for our products and technologies.

The market for the Vicarious System and the use of robotic-assisted surgical technology is rapidly evolving, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to the changing demands of customers. It is difficult to predict the future growth rate and size of our target market. As a result, the addressable market projections provided to D8 Holdings for purposes of considering the Business Combination may not be achieved. Negative publicity concerning the Vicarious System could limit market acceptance of the Vicarious System. If our customers do not perceive the benefits of the Vicarious System, when or if it is authorized for marketing, or if the Vicarious System does not attract new customers, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology relative to competing products to existing and potential customers. If healthcare organizations do not recognize or acknowledge the benefits of the Vicarious System or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect.

Because our markets are highly competitive, customers may choose to purchase our competitors’ products or services or may not accept the Vicarious System for ventral hernia repair, which would result in a reduced ability to generate future revenue.

Robotic-assisted surgery using the Vicarious System is a technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include conventional open surgery and minimally invasive approaches. Some of these procedures are widely accepted in the medical community and, in many cases, have a long history of use. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than robotic-assisted surgery. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future technologies, when or if those products are authorized for marketing.

Additionally, we face or expect to face competition from companies that develop or have developed robotic-assisted surgical systems and products. Companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Intuitive Surgical, Inc.; Johnson & Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.); Medtronic plc (including their wholly-owned subsidiary Covidien LP); Virtual Incision Corporation; Titan Medical Inc.; CMR Surgical Ltd.; and Stryker Corporation. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become competitors. Our ability to generate future revenue may be reduced due to pricing pressure if our competitors develop and market products that are more effective or less expensive than our future commercial products. If we are unable to compete successfully, our ability to generate future revenue will suffer, which could have a material adverse effect on our business, financial condition, result of operations, or cash flows.

Our success depends upon market acceptance of the Vicarious System for ventral hernia repair, our ability to develop and commercialize the Vicarious System for ventral hernia repair and additional surgical applications and generate revenues, and our ability to identify new markets for our technology.

We have developed and are engaged in the development of the Vicarious System initially for ventral hernia repair. Achieving physician, patient, and third-party payor acceptance of robotic-assisted surgery as a preferred method of performing surgery is crucial to our success. Our success will depend on the acceptance of the Vicarious System in the United States and global health care markets, when or if it is authorized for marketing in those jurisdictions. We are faced with the risk that the marketplace will not be receptive to the Vicarious System over competing products, including traditional and existing robotic-assisted surgical procedures used in hospitals and ambulatory surgical centers, or ASCs, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize the Vicarious System for ventral hernia repair and to commercialize any potential future products and technologies include:

●	challenges of developing or acquiring externally-developed technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and

●	dependence upon hospitals, ASCs, surgeons and other healthcare practitioners’ acceptance of the Vicarious System.

Even if we can prove the safety and effectiveness of the Vicarious System and they receive marketing authorization, hospitals, ASCs, or surgeons may elect not to use it. In addition, hospitals, ASCs and surgeons may be slow to adopt the Vicarious System because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing healthcare reform initiatives and the evolving healthcare environment.

Broad use of the Vicarious System will require training of surgical teams. We expect that there will be a learning process involved for surgical teams to become proficient in the use of the Vicarious System. Market acceptance could be delayed due to the time required to complete this training. We may not be able to rapidly train surgical teams in numbers sufficient to generate adequate demand for our products. We cannot assure investors that the Vicarious System or any future products and technologies will gain broad market acceptance. If the market for the Vicarious System or any future products and technologies fail to develop or develops more slowly than expected, or do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

Surgeons, hospitals, ASCs and distributors may have existing relationships with other medical device companies that make it difficult for us to establish new relationships with them, and as a result, we may not be able to sell and market the Vicarious System effectively.

We believe that to sell and market the Vicarious System effectively, when or if the product receives marketing authorization, we must establish relationships with key surgeons, hospitals and ASCs in the field of abdominal surgery. Many of these key surgeons, hospitals and ASCs already have long-standing relationships with large, well-known companies that dominate the medical device industry through collaborative research programs and other relationships. Because of these existing relationships, some of which may be contractually enforced, surgeons, hospitals and ASCs may be reluctant to adopt the Vicarious System, particularly if it competes with or has the potential to compete with products and technologies supported by these existing relationships or through their own collaborative research programs. Even if these surgeons, hospitals and ASCs purchase the Vicarious System, they may be unwilling to enter into collaborative relationships with us to promote joint marketing programs or to provide us with clinical and financial data.

Any failure in our efforts to train surgeons, hospital or ASC staff could result in lower than expected product sales and potential liabilities.

A critical component of our future sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly use the Vicarious System, when or if it is authorized for marketing. We rely on surgeons and hospital staff to devote adequate time to learn to use our future products and technologies. Convincing surgeons, hospital and ASC staff to dedicate the time and resources necessary for adequate training in the use of the Vicarious System will be challenging, and we cannot assure you we will be successful in these efforts. If surgeons, hospital or ASC staff are not properly trained, they may misuse or ineffectively use the Vicarious System. If nurses or other members of the hospital or ASC staff are not adequately trained to assist in using the Vicarious System, surgeons may be unable to use the Vicarious System. Insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

Robotic-assisted surgical device development is costly and involves continual technological change, which may render the Vicarious System obsolete.

The market for robotic-assisted surgical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for the Vicarious System, when or if it is authorized for marketing, or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Our success will depend on our ability to enhance our current technology, services and systems and develop or acquire and market new technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

We might have insufficient financial resources to improve existing devices, advance technologies and develop new devices at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in the Vicarious System becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned products and technologies and in each market in which we sell or plan to sell the Vicarious System from various companies, many of which have greater financial and marketing resources than us. Our primary competitors include Intuitive Surgical, Johnson & Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.), and Medtronic, which are currently the top manufacturers of robotic-assisted surgical devices.

In addition, our primary competitors, which are well-established medical device manufacturers with significant resources, may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

We are highly dependent upon the continued contributions of our Co-Founder, Chief Executive Officer and President, Adam Sachs, our Co-Founder and Chief Technology Officer, Sammy Khalifa. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Co-Founder, Chief Executive Officer and President, Adam Sachs, our Co-Founder and Chief Technology Officer, Sammy Khalifa, as well as our recently expanded management team and our research and development, manufacturing, sales and marketing personnel. Our future business and results of operations depend in significant part upon the continued contributions of Messrs. Sachs and Khalifa. If we were to lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled employees in addition to Messrs. Sachs and Khalifa, this could adversely affect the development and implementation of our business plan and substantially harm our business. Competition for qualified personnel is intense.

In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled robotics engineers, artificial intelligence engineers, software engineers, hardware engineers and optical engineers, as well as other managerial, sales, scientific and technical personnel. In order to effectively recruit these personnel, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and we cannot assure investors that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand the Vicarious System at a technical level to effectively identify and sell to potential new customers and develop new uses for the Vicarious System. Because of the technical and complex nature of the Vicarious System and the dynamic market in which we compete in, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially delay development of the Vicarious System and harm our operating results and growth prospects.

We will need to expand our organization, and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional surgical applications for the Vicarious System. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the Vicarious System and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We have no experience in marketing and selling the Vicarious System and if we are unable to successfully commercialize the Vicarious System, our business and operating results will be adversely affected.

We have no experience marketing and selling the Vicarious System, should we receive marketing authorization from the FDA and other regulatory authorities. We currently intend to sell the Vicarious System to hospitals and ASCs. Future sales of the Vicarious System will depend in large part on our ability to effectively market and sell the Vicarious System, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into distribution arrangements in the future. Because we have limited experience in marketing and selling the Vicarious System, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

We intend to generate revenues from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

●	trade relations among the United States and those foreign countries in which our future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries;

●	difficulties and costs of staffing and managing foreign operations;

●	difficulties protecting, procuring or enforcing intellectual property rights internationally;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	laws and business practices that may favor local companies;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

We dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition may be adversely affected.

If we experience decreasing prices for our products and technologies and are unable to reduce our expenses, including the per unit cost of producing our products and technologies, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience decreasing prices for the Vicarious System upon regulatory authorization due to pricing pressure from managed care organizations and other third-party payors and suppliers, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for the Vicarious System decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture the Vicarious System, Our business, results of operations, financial condition and cash flows may be adversely affected. To the extent that we engage in sales to large hospital networks, we may be subject to procurement discounts, which could have a negative impact on the prices of our products and technologies.

We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for the Vicarious System. The FDA has established comprehensive and prescriptive regulations for manufacturers of finished medical devices and device components, which require them to establish and maintain processes and procedures to adequately control device manufacturing operations and environmental conditions that could adversely affect product quality and impact patient safety. Clean room standards are an example of these requirements. Failure of us or our third-party component manufacturers or suppliers to comply with applicable standards and regulatory requirements could delay the production of the Vicarious System.

We or our third-party component manufacturers or suppliers may encounter difficulties in scaling up or maintaining production relating to the Vicarious System, including:

●	problems involving production yields;

●	quality control and assurance;

●	component or material supply shortages;

●	import or export restrictions on components, materials or technology;

●	shortages of qualified personnel; and

●	compliance with state and federal regulations.

If we are unable to keep up with demand for the Vicarious System, our future revenue could be impaired, market acceptance for the Vicarious System could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture the Vicarious System would have a material adverse effect on our operating results.

We rely on limited or sole suppliers for some of the materials and components used in the Vicarious System, and may not be able to find replacements or immediately transition to alternative suppliers, which could require us to redesign aspects of the Vicarious System and which would have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain materials and components that are used in the Vicarious System. While we periodically forecast our needs for such materials and enters into standard purchase orders with them, We do not have long-term contracts with some of these suppliers. If we were to lose such suppliers, or if such suppliers were unable to fulfill our orders or to meet our manufacturing specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. Furthermore, if we are required to change the manufacturer of a key component of the Vicarious System, we would be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to redesign aspects of the Vicarious System to accommodate the new component, which would result in significant delays and additional costs. An interruption in our operations could occur if we encounter delays or difficulties in redesigning the Vicarious System, or securing these materials and components, or if the quality of the materials and components supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to redesign the Vicarious System, or to qualify a new supplier and ensure that the new materials and components provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. While we believe that our supplies of components and materials are currently sufficient for us to continue the development of our products and technologies without a disruption to our business, in the event that we must replace one of our suppliers, there can be no assurance that we can maintain this level of inventory in the future.

Acquisitions, joint ventures or strategic alliances could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses or products and technologies, as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not engaged in any of these strategic transactions to date, and our ability to do so successfully is unproven. Any of these strategic transactions could be material to our financial condition and operating results and expose us to many risks, including:

●	disruption in our relationships with customers, distributors, manufacturers or suppliers as a result of such a transaction;

●	unanticipated liabilities related to acquired companies;

●	difficulties integrating acquired personnel, technologies and operations into our existing business;

●	diversion of management’s time and focus away from operating our business to acquisition integration challenges;

●	increases in our expenses and reductions in our cash available for operations and other uses; and

●	possible write-offs or impairment charges relating to acquired businesses.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

In addition, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures, strategic alliances or acquisitions, if any, or the effect that any such transactions might have on our operating results.

If we do not successfully develop, optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

If we do not adequately predict market demand or otherwise develop, optimize and operate our sales and distribution channels successfully, it could result in excess or insufficient inventory or fulfillment capacity, increased costs, or immediate shortages in product or component supply, or harm our business in other ways. In addition, if we do not maintain adequate infrastructure to enable us to, among other things, manage our purchasing and inventory, it could negatively impact our operating results.

If we are unable to continue the development of an adequate sales and marketing organization and/or if our direct sales organization is not successful, we may have difficulty achieving market awareness and selling our product and technologies in the future.

We must develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our products and technologies and/or collaborate with third parties, including distributors and others, to market and sell our products and technologies to develop and maintain the commercial success of the Vicarious System, when or if we are authorized for marketing, and to achieve commercial success for any of our future products and technologies. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process.

To develop our sales and marketing organization to successfully achieve market awareness and sell our products and technologies after they receive appropriate marketing authorization, we must:

●	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;

●	effectively train our sales and marketing personnel in the benefits and risks of the Vicarious System;

●	establish and maintain successful sales, marketing, training and education programs that educate health care professionals so they can appropriately inform their patients about the Vicarious System;

●	manage geographically dispersed sales and marketing operations; and

●	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with health care practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.

If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market the Vicarious System, our business may be harmed.

We cannot guarantee that we will be able to establish and maintain an adequate volume of sales in the future. A substantial reduction in sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales or marketing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold the Vicarious System. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, the growth of market acceptance of the Vicarious System by healthcare practitioners outside of the United States will largely depend on our ability to continue to demonstrate the relative safety, effectiveness, reliability, cost-effectiveness and ease of use of the Vicarious System. If we are unable to do so, we may not be able to increase product revenue from our sales efforts in other countries. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.

Quality problems could lead to recalls or safety alerts and/or reputational harm and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality of our product and technologies and future commercial products and technologies is very important to us and our customers due to the serious and costly consequences of product failure. Our success depends on the quality and reliability of the Vicarious System. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. While we take measures to ensure that components, products and technologies are manufactured to stringent quality specifications, The Vicarious System incorporates mechanical parts, electrical components, optical components, packaging and computer software, any of which may contain errors or exhibit failures, especially when the finished system is first introduced. In addition, new products or modifications may contain undetected errors or performance problems that, despite testing, are discovered only after marketing authorization and commercial shipment. Because the Vicarious System is being designed to perform complex surgical procedures, due to the serious and costly consequences of product failure, we and our future customers have an increased sensitivity to such defects.

Although the Vicarious System is subject to stringent quality processes and controls, we cannot provide assurance that our system will not experience component aging, errors, performance problems, manufacturing nonconformities, or design defects or that unexpected risks to users or patients will not be discovered during commercial use. If we experience product flaws or performance problems, any or all of the following could occur:

●	delays in shipments;

●	loss of revenue;

●	delay in market acceptance;

●	diversion of resources;

●	damage to reputation;

●	product recalls;

●	regulatory actions;

●	increased service or warranty costs; or

●	product liability claims.

Additionally, the manufacture and production of the Vicarious System requires a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may result in defective products. If we are not able to maintain stringent quality controls, or if contamination problems arise, we may experience delays in development and commercialization efforts and may be subject to regulatory enforcement actions, which would harm our business and results of operations.

If we or our third-party component manufacturers or suppliers fail to meet any applicable product quality standards and the Vicarious System is the subject of recalls, safety alerts or other regulatory enforcement actions, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline.

If we are not able to develop and release new surgical applications for the Vicarious System, or successful enhancements, new features and modifications to the Vicarious System or to achieve adequate clinical utility, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of the Vicarious System and could necessitate changes or modifications to the Vicarious System to accommodate such changes. We invest substantial resources in researching and developing new developments to the Vicarious System and enhancing the Vicarious System by incorporating additional features, improving functionality, and adding other improvements to meet customers’ evolving needs. The success of any enhancements, improvements or any new features to the Vicarious System, when or if authorized for marketing by the FDA, depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to the Vicarious System or any new products and technologies that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to the Vicarious System or any new solutions may not achieve market acceptance or authorization. Since developing the Vicarious System is complex, the timetable for the release of new enhancements is difficult to predict, and we may not offer new updates as rapidly as our customers require or expect. Any new products and technologies that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and technologies, we may experience a decline in revenue from the Vicarious System that is not offset by revenue from the new products and technologies. For example, customers may delay making purchases of new products and technologies to permit them to make a more thorough evaluation of these products and technologies or until industry and marketplace reviews become widely available. Customers may also delay purchasing a new product because their existing Vicarious System or other devices continues to meet their needs. Some customers may hesitate to migrate to a new product due to concerns regarding the performance of the new product. In addition, we may lose existing customers who choose a competitor’s products. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

The introduction of new products and solutions by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our future commercial products and technologies obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and technologies, enhancements, additional features or capabilities. If customers do not widely purchase and adopt our future products and technologies, we may not be able to realize a return on our investment. If we do not accurately anticipate customer demand or if we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by customers brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees’ and customers’ to travel or the ability of us to pursue collaborations and other business transactions, oversee the activities of our third-party manufacturers and suppliers and make shipments of materials. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers. The COVID-19 pandemic may also continue to have an impact on potential customers, as elective surgeries are increasingly postponed and there is greater focus on areas of care with lower profitability, leading, as a consequence, to lower expenditures on new products and devices by health care institutions.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute the Vicarious System, when or if we are authorized by the FDA or other regulatory authorities for marketing, and such restrictions and closure have caused or may cause temporary closures of facilities of suppliers, manufacturers or customers. Any disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our future sales and operating results. In addition, travel restrictions could make it more difficult for us to monitor the quality of our third party manufacturing operations if we are unable to conduct in-person quality audits of those facilities. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our operations. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Vicarious System and likely impact our operating results.

The requirements of being a public company may strain our resources and divert management’s attention, which could adversely affect our business, results of operations, and financial condition.

We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, our management team will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2020 and 2019. The material weaknesses we identified were as follows:

●	we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements.

●	we did not maintain an effective risk assessment process, which led to improperly designed controls.

●	we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and safeguarding of assets.

●	we did not design and implement control related to information technology, including access and change management.

●	we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate the material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and maintain appropriate segregation of duties. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required following the completion of the Merger. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 after the Merger. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by NYSE, the SEC or other regulatory authorities.

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our results of operations and financial condition.

We will be subject to income tax in the numerous international jurisdictions in which we intend to operate. Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability.

Our ability to use net operating losses to offset future income may be subject to certain limitations.

As of December 31, 2020, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $27.8 million, of which approximately $2.8 million will expire at various dates through December 31, 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). In general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies this limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we have a net loss for all years in the aggregate.

U.S. taxation of international business activities or the adoption of tax reform policies could materially impact our future financial position and results of operations.

Limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our possible future reliance on independent distributors or strategic partners to sell the Vicarious System internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors or strategic partners could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we plan to operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Risks Related to Health Care Industry Shifts and Changing Regulations

We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and technologies and could cause us to incur significant costs.

We and the Vicarious System are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

●	design, development and manufacturing processes;

●	labeling, content and language of instructions for use and storage;

●	product testing, pre-clinical studies and clinical trials (if applicable);

●	regulatory authorization, including but not limited to pre-market clearance or pre-market approval;

●	establishment registration, device listing and ongoing compliance with the QSR requirements;

●	advertising and promotion;

●	marketing, sales and distribution;

●	conformity assessment procedures;

●	product traceability and record-keeping procedures;

●	review of product complaints, complaint reporting, recalls and field safety corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	post-market studies (if applicable); and

●	product import and export.

The laws and regulations to which we and our products, technologies and future commercial products will be subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, and may result in higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of, or claim for, an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence.

Obtaining marketing authorization for Class II or III medical devices through the 510(k) premarket notification process, the PMA process, or the de novo classification process can be expensive and time-consuming, and entails significant user fees to the FDA, unless an exemption is available. The FDA’s review of premarket notifications for 510(k) clearance usually takes 90 to 180 days and review of de novo classification applications usually takes 120 to 280 days, but both review processes can last longer. In addition, after a device is cleared or authorized under a reclassification order, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance, or possibly a PMA, depending on the extent of the modification and the associated risks.

In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from 180 days to, in some cases, more than one year from the time the application is initially filed with the FDA. Modifications to devices that are approved through a PMA application generally require FDA approval of a supplemental PMA application. The Vicarious System and some of our future products and technologies may require PMA approval. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of the Vicarious System. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products and technologies or for modifications to, or additional indications for, the Vicarious System in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products and technologies in a timely manner, which in turn could harm our revenue and future profitability.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, 510(k) premarket notification or de novo classification request, a company must, among other things, apply for and obtain institutional review board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, or IDE, application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support marketing authorization of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA or other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors.

We, as well as our third-party manufacturers or suppliers that are regulated by the FDA, is also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of the Vicarious System, labeling regulations and medical device reporting (“MDR”) regulations. The last of these regulations requires us to report to the FDA if our commercial devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. The failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications, or orders for repair, replacement or refunds;

●	voluntary or mandatory recalls, detentions or seizures of products;

●	operating restrictions, including total or partial suspension of production;

●	delays in the introduction of products into the market;

●	delay or refusal of for the FDA to grant 510(k) clearances, PMA approvals or de novo classification orders for new products or new intended uses or modifications to authorized products;

●	rescission of 510(k) clearance or suspension or withdrawal of PMAs that have already been granted; or

●	in the most serious cases, criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that the FDA will grant marketing authorization for the Vicarious System or any of our future products and technologies, and failure to obtain necessary marketing authorization for the Vicarious System and our future products and technologies would adversely affect our ability to grow our business.

The Vicarious System and our new or modified products and technologies will require FDA marketing authorization before they may be marketed in the United States. The FDA may refuse our requests for pre-market review of new products and technologies or may not grant marketing authorization for these products and technologies for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether pre-market review submissions may be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to notify applicants whether a pre-market submission for a device is administratively complete, and if not, such notification will identify the missing element(s). Applicants are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review and will be considered abandoned. The FDA may also change its marketing authorization policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay authorization of our products and technologies under development or impact our ability to obtain marketing authorization for modifications to our authorized products in a timely manner. Significant delays in receiving or failure to receive FDA marketing authorization for our new products and technologies would have an adverse effect on our ability to expand our business.

Unsuccessful animal studies, clinical trials or procedures relating to products and technologies under development could have a material adverse effect on our prospects.

The regulatory approval process for new device products, technologies and new indications for existing device products and technologies requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, studies involving animals or human subjects. While we intend to seek authorization for the Vicarious System with respect to ventral hernia procedures based on a legally marketed predicate device, which would not require human clinical studies, the FDA may disagree and require us to conduct human clinical trials, and other indications may also require such studies. While we intend to seek authorization for the Vicarious System with respect to ventral hernia procedures based on a legally marketed predicate device, which would not require human clinical studies, other indications may require such studies. To support a PMA, unless an exemption is granted, the FDA would require that we conduct one or more clinical studies to demonstrate that a product candidate is safe and effective. In some cases, such studies may be requested to support a pre-market notification or de novo classification request, as well. Unfavorable or inconsistent data from future animal studies, clinical trials or other studies conducted by us or third parties, or perceptions regarding such data, could adversely affect our ability to obtain necessary device regulatory authorization and the market’s view of our future prospects.

Failure to successfully complete any required studies in a timely and cost-effective manner could have a material adverse effect on our prospects with respect to the Vicarious System or other products and technologies. Because animal studies, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner, be suitable to support marketing authorization or result in a commercially viable product. Clinical trials or other studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from animal studies or clinical trials may be contradicted by subsequent clinical analysis. Results from animal studies or clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary study results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA, the responsible IRB or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from the animal studies or clinical trials, or may find the design, conduct or results of such studies or trials inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials for ventral hernia or other indications, which could further delay approval of our products and technologies.

Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and technologies and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our products, technologies and business.

Regulatory requirements may change in the future in a way that adversely affects us. Any change in the laws or regulations that govern pre-market authorization processes or the post-market compliance requirements relating to our current and future product candidates could make it more difficult and costly to obtain marketing authorization for new product candidates, or to produce, market and distribute existing product candidates that receive such authorization.

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if the Vicarious System is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in August 2017, Congress passed the most recent iteration of the five-year medical device user fee reauthorization package, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. Since that time, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a Proposed Rule to formalize the de novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our product candidates. The negotiation process for the next cycle of medical device user fee programs began in 2020, as those programs must be reauthorized by Congress in mid-2022, and additional regulatory changes or new agency programs may be implemented as a result.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from regulators, lawmakers, and other stakeholders creates the possibility of unanticipated regulatory and other potential changes to the Vicarious System and our overall business. In response to the COVID-19 public health emergency, for example, the FDA’s device center leadership has exercised a significant amount of enforcement discretion to meet the medical community’s and patients’ needs for remote monitoring and other innovative solutions that involve digital health products and product candidates. The FDA has signaled that some of its policy changes adopted during the COVID-19 pandemic could remain in place after the public health emergency subsides, but it is unclear which policies will be retained or how those policies could impact the medical device industry in the future.

If we fail to obtain regulatory authorizations in other countries for existing product candidates or product candidates under development, we will not be able to commercialize these products and technologies in those countries.

In order for us to market the Vicarious System in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of the Vicarious System. These regulations, such as the requirements for obtaining marketing authorization, including CE mark grant in the European Union, as well as regulatory authorization in the Asia-Pacific region and the time required for regulatory review, vary from country to country. Failure to obtain marketing authorization in any foreign country in which we plan to market the Vicarious System may harm our ability to generate revenue and harm our business. Marketing authorization requirements and processes vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA authorization. The pre-market review and authorization process in other countries may include all of the risks detailed above regarding FDA clearance in the United States, as well as other potential risks relating to delays, refusals, or uncertainties in the application preparation, submission, and review procedures specific to the regulatory processes in such countries. Regulatory authorization of a product in one country does not ensure regulatory authorization in another, but a failure or delay in obtaining marketing authorization in one country may negatively impact the regulatory process in others. Failure to obtain regulatory authorization in other countries or any delay or setback in obtaining such authorization could have the same adverse effects described above regarding FDA authorization in the United States.

If we, our contract manufacturers or our component suppliers are unable to manufacture the Vicarious System in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the QSR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, distribution and servicing of our devices. We and our contract manufacturers and regulated component suppliers will be subject to periodic unannounced inspections by the FDA and other regulatory authorities to monitor and ensure compliance with post-market regulatory requirements. We cannot assure investors that the FDA or other regulatory authorities will not discover evidence of noncompliance at our facilities or the facilities of our third-party manufacturers or suppliers during a future quality system inspection.

Accordingly, assuming we receive marketing authorization for one or more products, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. Failure of us or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse regulatory inspection finding could delay production of the Vicarious System and lead to fines, difficulties in obtaining regulatory authorizations recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

Our current or future products and technologies may be subject to product recalls even after receiving marketing authorization from the FDA. A recall of the Vicarious System, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our future products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of the Vicarious System and any accessory devices if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling or if new information is obtained concerning deficiencies in the safety or efficacy of the Vicarious System. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which the Vicarious System may have caused or contributed to a death or serious injury or in which the Vicarious System malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated incidents of the same or similar adverse events or product malfunctions may result in a voluntary or mandatory product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of a discovery of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. It is possible that the FDA could disagree with our initial classification for a voluntary recall. The FDA requires that reports of corrections or removals of any device be submitted to the agency within 10 working days after the correction or removal is initiated; however, any recall initiated due to a discovery that a device violates the FDCA must be reported to FDA immediately. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

Recalls of the Vicarious System would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce the Vicarious System in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of product withdrawals or removals, even if they are not reportable to the FDA. We may initiate voluntary field actions involving the Vicarious System in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in our brand, lead to decreased demand for the Vicarious System and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of the Vicarious System, including fines, penalties and injunctions.

The FDA regulates the promotional labeling for our products to ensure that the claims we make are consistent with the relevant marketing authorizations, that there is scientific data to substantiate the claims and that our promotion and advertising is neither false nor misleading. The off-label marketing or false advertising of our products may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion or false advertising. In addition to the FDA, depending on the form of marketing authorization that the Vicarious System and future products and technologies receive, the Federal Trade Commission (“FTC”) may have overlapping authority to oversee the advertising of our products and any related services offered by us. The FTC’s focus would be on ensuring such advertising is truthful and not deceptive under the FTC Act rather than enforcing any of the regulatory requirements in the FDCA and FDA’s implementing regulations.

In September 2020 the FDA issued a proposed rule to revise its regulation governing the types of evidence relevant to determining the “intended use” of a drug or device under the FDCA, which once finalized will have implications for when a manufacturer or distributor has engaged in off-label marketing. Public comments have been solicited, and FDA is expected to publish in the near future a final regulation and justify any additional revisions it may make to this regulatory language.

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

If we obtain FDA marketing authorization for our Vicarious System, we will be subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing authorization. Restrictions under applicable federal and state health care laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record that is material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-authorized drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

●	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require medical device companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

Health care policy and payment changes may have a material adverse effect on our financial condition and results of operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing authorization of our products and technologies or any of our potential future products and technologies, restrict or regulate post-authorization activities, or affect our ability to profitably sell any products and technologies for which we obtain marketing authorization. Increased scrutiny by the U.S. Congress of the FDA’s medical device authorization process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs, in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The negotiation process for the next cycle of medical device user fee programs began in 2020 as those programs must be reauthorized by Congress in mid-2022.

In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the United States medical device industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional, but remanded the case to the district court to determine whether other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the medical device industry more generally, and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our future customers, which may in turn negatively impact product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 were suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extended the CARES Act suspension period to March 31, 2021.

We cannot predict whether future health care initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us.

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and technologies from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve or clear new medical device products and technologies can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new products and technologies to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products and technologies, as well as to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system.

As of January 29, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products and technologies during the COVID-19 pandemic in line with its user fee performance goals and conducting “mission-critical” domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. Utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the trajectory of SARS-CoV-2 infections in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only “mission-critical” inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so, and it has recently resumed inspections in China and plans to also resume such activities in India as soon as possible. The FDA’s assessment of whether an inspection is mission-critical considers many factors related to the public health benefit of U.S. patients having access to the product subject to inspection, including whether the products and technologies are used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute. Both for-cause and pre-approval inspections can be deemed mission-critical. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future.

Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown or slowdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our future business. Further, following the completion of the Business Combination and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain, and protect our intellectual property, third parties may be able to compete more effectively against us, and we may lose our technological or competitive advantage. We may also incur substantial litigation costs in our attempts to defend, enforce recover or restrict the use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted or whether the scope of such patents, if granted, will adequately protect the Vicarious System from competitors. It is possible that, for any of our patents that have been granted or that may be granted in the future, other parties will design alternatives that do not infringe our patents. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	we or our licensors (should we in-license IP in the future) might not have been the first to make the inventions covered by our pending patent applications or granted patents;

●	we or our licensors might not have been the first to file patent applications for our inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) that could result in substantial cost to us and may be unsuccessful. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;

●	other parties may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;

●	it is possible that our owned or licensed pending patent applications will not result in granted patents in the United States or foreign jurisdictions, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products and technologies, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

●	we may not develop additional proprietary products and technologies and technologies that are patentable;

●	the patents of other parties may block us from practicing our technology and thereby have an adverse effect on our business; and

●	while we apply for patents covering our products and technologies and uses thereof, as we deem appropriate, we may fail to apply for or obtain patents on important products and technologies and uses thereof in a timely fashion or at all, or we may fail to apply for or obtain patents in potentially relevant jurisdictions.

The strength of patents involves complex legal questions and can be uncertain. Even if one or more patents do successfully issue, third parties may challenge the validity, enforceability, inventorship or scope thereof. Such a challenge may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our technology. Further, if we encounter delays in clinical trials, the period of time during which we could market our products under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we are the first to file any patent application related to our products. This will require us to be cognizant of the time from invention to filing of a patent application.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights, and the outcome of any proceedings are highly uncertain. Such challenges may result in the patent claims of our patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new technology, patents protecting such technology might expire before or shortly after such technology is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products or otherwise provide us with a competitive advantage.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage over our products and technologies and protection against our competitors’ products and technologies, our competitive position could be adversely affected, as could our business.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. We may not be able to patent the technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our products, or to block competitor products that are similar or adjacent to ours. Our earliest patent filings have been published. A competitor may review our published patents and arrive at the same or similar technology advances for our products as we developed. If the competitor files a patent application on such an advance before we do, then we may no longer be able to protect the technology. We may require a license from the competitor, and if the license is not available on commercially-viable terms, then we may not be able to launch our products.

In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Our suppliers may also have access to the patented technology owned or used by us as well as other proprietary information, and these suppliers are subject to confidentiality provisions under their agreements with us.

Such agreements or provisions may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Notwithstanding any such agreements, there is no assurance that our current or former manufacturers or suppliers will not use and/or supply our competitors with our trade secrets, know-how or other proprietary information to which these parties gained access or generated from their relationship with us. This could lead to our competitors gaining access to patented or other proprietary information. Moreover, if a party to an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, the outcome would be unpredictable, and any remedy may be inadequate. Courts outside the United States may be less willing to protect trade secrets.

In addition, competitors could purchase our products and technologies and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products and technologies and methods, our competitive position could be adversely affected, as could our business.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products and technologies, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products and technologies in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products and technologies, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties, damages and/or other forms of compensation.

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products and technologies, and what activities satisfy those diligence obligations; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our partners.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.

In addition to agreements pursuant to which we in-licenses intellectual property, we may in the future grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive for commercializing our technology. More established companies may have a competitive advantage over us due to their larger size, cash resources, or commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property that we may seek to acquire.

We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

Our success also depends on our ability to develop, manufacture, market and sell the Vicarious System without infringing the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing the Vicarious System. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that the Vicarious System infringes their intellectual property rights and may suggest that we enter into license agreements. Such competitors may bring litigation against us or our partners to enforce such claims.

Such claims may or may not be meritorious, but even if such claims are without merit, we could incur substantial costs and the attention of our management and technical personnel could be diverted in defending us against or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and on our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer the Vicarious System and could result in a substantial award of damages against us. In addition, since we could sometimes agree to indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property. Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents that the Vicarious System or proprietary technologies infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or the Vicarious System. There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space in general and in the robotic surgery field in particular. As we face increasing competition and as our business grows, we will likely face claims of infringement. If a third party claims that we or any of our licensors, customers or collaboration partners infringe a third party’s intellectual property rights, we may have to do any or all of the following:

●	seek licenses that may not be available on commercially reasonable terms, if at all;

●	cease commercializing any infringing product or redesign the Vicarious System or processes to avoid infringement where in some cases redesign may not be possible or may require substantial monetary expenditures and time;

●	pay substantial damages, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;

●	pay substantial royalties or fees or grant cross-licenses to our technology; and

●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can, because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office, then we may be exposed to litigation by a third party alleging that the patent is infringed by our products or proprietary technologies.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation, as well as results of hearings, rulings on motions and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. An adverse result could also require us to pay the legal fees of the opposing party. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Many of our competitors are larger than us and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise any funds necessary to continue our operations, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring the Vicarious System to market.

In addition, patent litigation can be very costly and time-consuming. An adverse outcome in any such litigation or proceedings may expose us or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the technology or process claimed by the patent. In addition, if the breadth or strength of protection provided by our patents or those of our future licensors is threatened, it could dissuade other companies from collaborating with us to license, develop or commercialize current or future products. Such a loss of patent protection would have a material adverse impact on our business.

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including PGR, IPR and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the America Invents Act (the “AIA”) and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse impact on our business.

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our products and proprietary technology. For example, if we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering the Vicarious System, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution either in the U.S. or abroad. Third parties may also raise similar claims before the USPTO or foreign patent offices, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware or was otherwise not considered during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection may have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the medical device industry, we engage the services of consultants and independent contractors to assist us in the development of the Vicarious System. Many of these consultants and independent contractors were previously employed at, or may have previously provided or may be currently providing consulting or other services to, universities or other technology or medical device companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor, inadvertently or otherwise, used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were not successful, we could lose access or exclusive access to valuable intellectual property.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. Also, former employees may become employed by competitors who develop similar technology, and could assist the competitor in designing around our patents. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. The assignment agreements entered into by us may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future products and technologies in all countries throughout the world would be prohibitively expensive, and many markets outside the United States will likely be smaller than the United States for commercializing the Vicarious System. We may therefore choose to pursue a more limited set of patent filings outside the United States, such that our intellectual property rights in some countries outside the United States may be less extensive than those in the United States, or may not be pursued at all in such countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products and technologies made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and technologies, and further, may export otherwise infringing products and technologies to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products and technologies may compete with our products and technologies, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing in such jurisdictions. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products and technologies in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. These proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, these proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely impact our business.

In addition, we also face the risk that the Vicarious System will be imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market. Recent developments in U.S. patent law have made it more difficult to stop these and related practices based on theories of patent infringement.

Patent terms may be inadequate to protect our competitive position on technology for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired for a product, we may be open to competition. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products for a meaningful amount of time, or at all.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process and beyond. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In some cases, our licensors may be responsible for these payments or filings, thereby decreasing our control over compliance with these requirements.

If we fail to comply with such procedural, documentary, payment and other provisions for any item of intellectual property, such intellectual property may become abandoned or may lapse.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

In addition, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in, or diminish the goodwill associated with, our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology that are not covered by the claims of any patents that have issued, or may issue, from our owned or in-licensed patent applications;

●	we might not have been the first to make the inventions covered by a pending patent application that we own or license;

●	we might not have been the first to file patent applications covering an invention and therefore may not be able to obtain or maintain patent protection for the invention;

●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;

●	pending patent applications that we own or license may not lead to issued patents;

●	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be interpreted narrowly or held invalid or unenforceable, as a result of legal challenges by our competitors;

●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;

●	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;

●	third parties may be able to also license the intellectual property that we have licensed nonexclusively;

●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;

●	we may not develop or in-license additional proprietary technologies that are patentable; and

●	one or more third parties may pursue continuation patent applications with claims directed to our product offerings, and if issued such patents may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

Litigation Risks

In addition to IP litigation risks (referenced above), we face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our products, when or if authorized for marketing. This liability may vary based on the FDA classification associated with our devices and with state law governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if the Vicarious System causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others selling the Vicarious System. The risk of product liability claims may also increase if our products are subject to a recall or seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.

Although we have insurance at levels that we believe to be appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we may be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use the Vicarious System in a manner inconsistent with the labeling and that differs from the manner in which it was used in clinical studies and authorization for use by the FDA. Off-label use of medical products by healthcare providers is common, and any such off-label use of the Vicarious System could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, the Vicarious System in the market.

Additionally, we may enter into various agreements where we indemnify third parties for certain claims relating to the Vicarious System. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against it, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Securities and to Being a Public Company

Our outstanding Warrants become exercisable for our Class A common stock 30 days after the closing of our Business Combination, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Following the Business Combination, there were (i) 17,249,991 outstanding Public Warrants to purchase 17,249,991 shares of our Class A common stock at an exercise price of $11.50 per share, (ii) 8,900,000 outstanding Private Placement Warrants issued in connection with D8’s initial public offering exercisable for 8,900,000 shares of our Class A common stock at an exercise price of $11.50 per share, and (iii) 1,500,000 outstanding Private Placement Warrants issued upon conversion of working capital loans made to D8 exercisable for 1,500,000 shares of our Class A common stock at an exercise price of $11.50 per share. The Warrants became exercisable 30 days after the closing of our Business Combination, which occurred on September 17, 2021. In certain circumstances, the Warrants may be exercised on a cashless basis. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases. However, there is no guarantee that the Warrants will remain in the money prior to their expiration, and as such, the Warrants may expire worthless.

Our Warrants are accounted for as liabilities and changes in the value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our Warrants. As a result of the SEC Statement, D8 reevaluated the accounting treatment of its Public Warrants and Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on D8’s balance sheet as of December 31, 2020 are derivative liabilities related to D8’s Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, D8’s management and its audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020 and for the unaudited interim quarterly periods ended September 30, 2020. See “— Our Warrants are accounted for as liabilities and changes in the value of our Warrants could have a material effect on our financial results.” As part of the Restatement, D8 identified a material weakness in its internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The provisions of the General Corporation Law of the State of Delaware (“DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. Additionally, these provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include provisions regarding:

●	the ability of our board of directors to issue one or more series of preferred stock;

●	the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limitations on the liability of, and the indemnification of, our directors and officers;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from our board of directors for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding shares of our common stock;

●	a prohibition on stockholder action by written consent (except for actions by the holders of our Class B common stock or as required for holders of future series of our preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors, or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of our board of directors and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the Charter which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of our board of directors to amend the Bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

In addition, the provisions of the Director Nomination Agreement provide the Sponsor with certain board nomination rights which could also have the effect of delaying or preventing a change in control.

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against us or our directors, officers or other employees, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction), will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to us or our stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL or the Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of the Company governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Charter also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Charter does not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; to the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to the provisions of the Charter described in the preceding paragraph. These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against us and our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Charter to be inapplicable or unenforceable in such action. Furthermore, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Although we are not a “controlled company” within the meaning of the NYSE rules, we might become a “controlled company” in the future, and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

If more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will become a “controlled company” within the meaning of the NYSE corporate governance standards. Following the completion of the Business Combination, the Founders held approximately 80.0% of the voting power of our outstanding capital stock. The Founders have no agreement or arrangement to act together with respect to voting of the Class B common stock, and thus they have not formed a “group” for purposes of controlled company status. Although no individual, group or other company will have more than 50% of the Company’s voting power, the Founders may in the future decide to act as a group, and this concentration of voting power would cause us to become a “controlled company” within the meaning of the NYSE corporate governance standards.

As a result, if we become a “controlled company” within the meaning of the NYSE corporate governance standards, then we will not be subject to the requirements that would otherwise require it to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, the Founders, by virtue of their Class B common stock, hold approximately 80.0% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of the Company for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of the Company, which may adversely affect the market price of shares of our Class A common stock.

Our principal stockholders and management will exert significant influence over us and their interests may conflict with yours in the future.

Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, the Founders, by virtue of their Class B common stock, hold approximately 80.0% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of the Company for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of the Company, which may adversely affect the market price of shares of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from D8’s Initial Public Offering

A total of $345.0 million was placed in the Trust Accounts, comprised of $338.1 million of the proceeds from the initial public offering and exercise of the over-allotment in full (which amount includes approximately $12.1 million of the underwriters’ deferred discount) and $6.9 million of the proceeds of the private placement. We paid $6.9 million in underwriting discounts and recorded approximately $553,000 for other costs and expenses related to the initial public offering. The net proceeds of the initial public offering were applied to fund the Business Combination, deferred underwriting discounts and commissions, and related expenses.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical US Inc. (formerly Vicarious Surgical Inc.).	Form 8-K (Exhibit 2.1)	4/15/2021	001-39384

3.1	Certificate of Incorporation of Vicarious Surgical Inc.	Form 8-K (Exhibit 3.1)	9/23/2021	001-39384

3.2	Amended and Restated Bylaws of Vicarious Surgical Inc.	Form 8-K (Exhibit 3.2)	9/23/2021	001-39384

4.1	Specimen Class A Common Stock Certificate	Form 8-K (Exhibit 4.1)	9/23/2021	001-39384

10.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical US Inc. (formerly Vicarious Surgical Inc.) and Fourth Avenue LLC.	Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055

10.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC.	Form 8-K (Exhibit 10.1)	10/20/2021	001-39384

10.3	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021.	Form 8-K (Exhibit 10.2)	10/20/2021	001-39384

10.4+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.	Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055

10.5+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.	Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055

10.6+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and William Kelly.	Form S-4/A (Exhibit 10.15)	7/15/2021	333-257055

10.7+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and June Morris.	Form S-4/A (Exhibit 10.16)	7/15/2021	333-257055

10.8+	Letter Agreement, dated as of June 2, 2021, by and between Vicarious Surgical and David Styka.	Form S-4/A (Exhibit 10.17)	7/15/2021	333-257055

10.9+	Nonemployee Director Compensation Policy.	Form S-4/A (Exhibit 10.18)	7/15/2021	333-257055

10.10+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.	Form 8-K (Exhibit 10.9)	09/23/2021	001-39384

10.11+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, and forms of agreement thereunder.	Form 8-K (Exhibit 10.10)	09/23/2021	001-39384

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.12+	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	09/23/2021	001-39384

10.13+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	09/23/2021	001-39384

10.14	Director Nomination Agreement, dated as of September 17, 2021, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and D8 Sponsor LLC.		Form 8-K (Exhibit 10.13)	09/23/2021	001-39384

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

November 8, 2021	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

November 8, 2021	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)