Form 10-Q/A
period 2021-09-30
Vicarious Surgical Inc.
filed 2022-03-31
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) amends the quarterly report on Form 10-Q for the quarter ended September 30, 2021, initially filed by the Company (as defined below) with the Securities and Exchange Commission on November 8, 2021 (the “Original Report”). This Amendment No. 1 amends and restates Items 1, 2 and 4 of Part I of the Original Report and adds Item 1A of Part II to the Original Report and no other items in the Original Report are amended hereby. In Item 1, this Amendment No. 1 includes the Company’s restated condensed consolidated financial statements for the three and nine months ended September 30, 2021, including certain notes thereto. The restatement relates to the valuation of the Company’s public warrants (“Public Warrants”) which were classified as Level 3 fair value measurements on the September 30, 2021 balance sheet, which the Company has determined should have been valued using Level 1 fair value measurements. The Public Warrants have been reclassified and are now presented as Level 1 fair value measurements with an amended valuation reflecting that of the public markets both at the date the warrants were acquired on September 17, 2021 and at September 30, 2021. The condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of convertible preferred stock, common stock and stockholders’ equity/deficit also reflect the amended valuation of the Public Warrants as of and for the three and nine months ended September 30, 2021 and Notes 1, 3, 5 and 13 to the condensed consolidated financial statements have also been amended. This restatement does not have any material impact on liquidity and capital resources.

This error was identified during the Company’s year end reporting process. Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2021 and has concluded that there was and continues to be a material weakness in the Company’s management quarterly review control related to the valuation of the Public Warrants and other areas. For a description of the material weakness in the Company’s internal controls over financial reporting and the Company’s plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amendment No. 1.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Report has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 has not been updated for events occurring after the filing of the Original Report, except to reflect the foregoing.

TABLE OF CONTENTS

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets as of September 30, 2021 (as restated) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021 (as restated) and 2020	2
Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity/(Deficit) for the Three and Nine Months ended September 30, 2021 (as restated) and 2020	3
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 (as restated) and 2020	4
Notes to the Condensed Consolidated Financial Statements	5
Item 2. Management´s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Mine Safety Disclosures	57
Item 5. Other Information	57
Item 6. Exhibits	58
SIGNATURES	60

In this Quarterly Report on Form 10-Q/A, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. On September 17, 2021 (the “Closing Date”), D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company that migrated to and domesticated (“D8” and after the Business Combination described herein, the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Vicarious, with Legacy Vicarious surviving the Business Combination as a wholly-owned subsidiary of D8 (the “Merger”). In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious changed its name to “Vicarious Surgical US Inc.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q/A and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021 (Restated)	2020
Assets
Current assets:
Cash and cash equivalents	$185,046	$16,867
Prepaid expenses and other current assets	6,179	258
Total current assets	191,225	17,125
Restricted cash	622	118
Property and equipment, net	1,517	445
Other long-term assets	—	100
Total assets	$193,364	$17,788

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$848	$373
Accrued expenses	1,615	394
Current portion of equipment loans	47	47
Current portion of term loan	600	—
Total current liabilities	3,110	814
Deferred rent	1,467	58
Equipment loans, net of current portion	28	63
Term loan, net of current portion and issuance costs	836	—
Warrant liabilities	129,642	—
Total liabilities	135,083	935

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A Common stock, $0.0001 par value; 300,000,000 and 200,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 98,832,452 and 67,640,740 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	7
Class B Common stock, $0.0001 par value; 22,000,000 and 20,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 19,789,860 and 19,572,257 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	146,853	48,435
Accumulated deficit	(88,584)	(31,591)
Total stockholders’ equity	58,281	16,853

Total liabilities and stockholders’ equity	$193,364	$17,788

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except, per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (Restated)	2020	2021 (Restated)	2020
Operating expenses:
Research and development	$5,189	$2,504	$12,804	$6,831
Sales and marketing	842	362	1,393	776
General and administrative	2,530	475	6,206	1,594
Total operating expenses	8,561	3,341	20,403	9,201
Loss from operations	(8,561)	(3,341)	(20,403)	(9,201)
Other income (expense):
Change in fair value of warrant liabilities	(36,532)	—	(36,532)	—
Interest income	—	1	1	114
Interest expense	(31)	(1)	(59)	(4)
Loss before income taxes	(45,124)	(3,341)	(56,993)	(9,091)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(45,124)	$(3,341)	$(56,993)	$(9,091)
Net loss per share of Class A and Class B common stock, basic and diluted	$(0.49)	$(0.04)	$(0.64)	$(0.12)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

 (In thousands, except share data)

	Three Months Ended September 30, 2021 (Restated)
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	66,550,929	$46,670	21,315,731	$2	$2,508	$(43,460)	$(40,950)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,866,660	9	49,171	(43,460)	5,720
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	29,103	—	4	—	4
Stock-based compensation	—	—	—	—	367	—	367
Net loss	—	—	—	—	—	(45,124)	(45,124)
Balance, September 30, 2021	—	$—	118,622,312	$12	$146,853	$(88,584)	$58,281

	Nine Months Ended September 30, 2021 (Restated)
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	$(31,591)	$(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	465,163	—	115	—	115
Stock-based compensation	—	—	—	—	992	—	992
Vesting of restricted stock	—	—	217,603	—	—	—	—
Net loss	—	—	—	—	—	(56,993)	(56,993)
Balance, September 30, 2021	—	$—	118,622,312	$12	$146,853	$(88,584)	$58,281

	Three Months Ended September 30, 2020
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	52,885,027	$33,150	18,920,979	$2	$1,354	$(24,466)	$(23,110)
Retroactive application of recapitalization (Note 1)	(52,885,027)	(33,150)	52,885,027	5	33,142	—	33,150
Adjusted balance, beginning of period	—	—	71,806,006	7	34,496	(24,466)	10,040
Series A-3 financing, net issuance cost of $95			13,248,632	1	13,104	—	13,105
Exercise of common stock options	—	—	302,752	—	36	—	36
Stock-based compensation	—	—	—	—	176	—	176
Vesting of restricted stock	—	—	652,788	1	(1)	—	—
Net loss	—	—	—	—	—	(3,341)	(3,341)
Balance, September 30, 2020	—	$—	86,010,178	$9	$47,811	$(27,807)	$20,016

	Nine Months Ended September 30, 2020
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	52,885,027	$33,150	17,613,962	$2	$1,196	$(18,716)	$(17,518)
Retroactive application of recapitalization (Note 1)	(52,885,027)	(33,150)	52,885,027	5	33,142	—	33,150
Adjusted balance, beginning of period	—	—	70,498,989	7	34,338	(18,716)	15,632
Series A-3 financing, net issuance cost of $95	—	—	13,248,632	1	13,104	—	13,105
Exercise of common stock options	—	—	304,193	—	36	—	36
Stock-based compensation	—	—	—	—	334	—	334
Vesting of restricted stock	—	—	1,958,364	1	(1)	—	—
Net loss	—	—	—	—	—	(9,091)	(9,091)
Balance, September 30, 2020	—	$—	86,010,178	$9	$47,811	$(27,807)	$20,016

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Nine Months Ended
	2021 (Restated)	2020
Cash flows from operating activities:
Net loss	$(56,993)	$(9,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	111
Stock-based compensation	992	334
Amortization of capitalized debt issuance costs	36	—
Change in fair value of warrant liabilities	36,532	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,921)	123
Accounts payable	190	195
Accrued expenses	860	82
Deferred rent	569	2
Net cash used in operating activities	(23,545)	(8,244)
Cash flows from investing activities:
Purchases of property and equipment	(422)	(65)
Proceeds from sales of short term investments	—	13,326
Net cash (used in)/provided by investing activities	(422)	13,261
Cash flows from financing activities:
Repayment of equipment loans	(35)	(36)
Proceeds from series A-3 financing, net of issuance costs	—	13,105
Proceeds from term loan	1,500	—
Proceeds from reverse recapitalization, net of issuance costs	191,070	—
Proceeds from exercise of stock options	115	36
Net cash provided by financing activities	192,650	13,105
Change in cash, cash equivalents and restricted cash	168,683	18,122
Cash, cash equivalents and restricted cash, beginning of period	16,985	2,304
Cash, cash equivalents and restricted cash, end of period	$185,668	$20,426

Reconciliation of restricted cash:
Cash and cash equivalents	185,046	20,308
Restricted cash	622	118
	$185,668	$20,426
Supplemental cash flow information:
Interest paid	$23	$1

Non-cash investing and financing activities:
Leasehold improvements acquired in connection with Waltham lease	$840	$—
Warrants assumed in acquisition	$93,110	$—
Reverse recapitalization costs in accounts payable and accrued expenses	$646	$—

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

NOTES TO Condensed consolidated FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Vicarious Surgical Inc. (“Vicarious” or the “Company”) was incorporated in the state of Delaware on May 1, 2014, and is headquartered in Waltham, Massachusetts. The Company is currently developing its virtual reality surgical system using proprietary human-like surgical robots and virtual reality to transport surgeons inside the patient to perform minimally invasive surgical procedures.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q/A to the “Company” and “Vicarious Surgical” refer to the consolidated operations of Vicarious Surgical Inc. References to “D8” refer to the Company prior to the consummation of the Business Combination and references to “Legacy Vicarious Surgical” refer to Vicarious Surgical Inc. prior to the consummation of the Business Combination.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2020 and 2019. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2021, our results of operations, and shareholders’ equity/(deficit) for the three and nine-month periods ended September 30, 2021 and 2020, and our cash flows for the nine-month periods ended September 30, 2021 and 2020. The operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any interim period or for any other future year.

Restatement

These condensed consolidated financial statements for the three and nine months ended September 30, 2021, including certain notes thereto have been restated. The restatement relates to the valuation of the Company’s Public Warrants which were classified as Level 3 on the September 30, 2021 condensed consolidated balance sheet which the Company has determined should have been valued using Level 1. The Public Warrants have been reclassified and are now presented as Level 1 with an amended valuation reflecting that of the public markets both at the date the warrants were acquired on September 17, 2021 and at September 30, 2021. The effects of these changes on the condensed consolidated balance sheet at September 30, 2021, the condensed consolidated statement of operations and condensed consolidated statement of convertible preferred stock, common stock and stockholders’ equity/(deficit) for the three and nine month periods ended September 30, 2021 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 are as follows:

(in thousands, except per share data)	September 30, 2021
Balance Sheet:	As reported	Adjustment	As restated
Warrant liabilities	$178,287	$(48,645)	$129,642
Total liabilities	$183,728	$(48,645)	$135,083
Additional paid-in capital	$118,563	$28,290	$146,853
Accumulated deficit	$(108,939)	$20,355	$(88,584)
Stockholders equity	$9,636	$48,645	$58,281

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Statements of Operations:	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Change in fair value of warrants	$(56,887)	$20,355	$(36,532)	$(56,887)	$20,355	$(36,532)
Loss before income taxes	$(65,479)	$20,355	$(45,124)	$(77,348)	$20,355	$(56,993)
Net loss	$(65,479)	$20,355	$(45,124)	$(77,348)	$20,355	$(56,993)
Net loss per share of Class A and Class B common stock, basic and diluted	$(0.71)	$0.22	$(0.49)	$(0.87)	$0.23	$(0.64)

Statements of Convertible Preferred Stock,	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Common Stock and Stockholders' Equity/(Deficit):	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Additional paid-in capital
Reverse recapitalization, net of transaction costs	$69,021	$28,290	$97,311	$69,021	$28,290	$97,311
Additional paid-in capital balance	$118,563	$28,290	$146,853	$118,563	$28,290	$146,853

Accumulated deficit
Net loss	$(65,479)	$20,355	$(45,124)	$(77,348)	$20,355	$(56,993)
Balance, September 30, 2021	$(108,939)	$20,355	$(88,584)	$(108,939)	$20,355	$(88,584)

	Nine Months Ended September 30, 2021
Statement of Cash Flows:	As reported	Adjustment	As restated
Net loss	$(77,348)	$20,355	$(56,993)
Change in fair value of warrant liabilities	$56,887	$(20,355)	$36,532

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

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

As part of the Business Combination, the Company assumed 17,249,991 Public Warrants that are exercisable to purchase shares of Class A common stock to investors as well as 10,400,000 Private Placement Warrants. All of the Company’s outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

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

The Company recognizes deferred tax assets to the extent that management believes that these assets are more likely than not to be realized in the future. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

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

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE Financing	142,000
Less: Transaction costs and advisory fees	(24,443)
Net proceeds from reverse recapitalization	195,550
Less: Warrant liabilities assumed	(93,110)
Less: Accrued transaction costs and advisory fees	(5,126)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the business combination was as follows:

Number of Shares
Common stock, outstanding prior to the business combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

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

Depreciation expense for the three and nine months ended September 30, 2021 was $84 and $190 respectively. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $141 and $97 at September 30, 2021 and December 31, 2020, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2021
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$183,979	$—	$—	$183,979
Total assets	$183,979	$—	$—	$183,979

Liabilities:
Warrant liabilities - public warrants	$38,122	$—	$—	$38,122
Warrant liabilities - private warrants	—	—	91,520	91,520
Total liabilities	$38,122	$—	$91,520	$129,642

	December 31, 2020
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical Items	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$15,768	$—	$—	$15,768
Total assets	$15,768	$—	$—	$15,768

Money market funds and certificates of deposit are classified as cash and cash equivalents and short-term investments, respectively.

The fair value of Public Warrants was determined from their value trading on the public markets.

The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the period ended September 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $36.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers a company-funded matching contribution which totaled $110 and $278 for the three and nine month periods ended September 30, 2021, respectively and $53 and $162 for the three and nine month periods ended September 30, 2020, respectively.

13.	Net Loss Per Share

The Company computes basic loss per share using net loss attributable to Vicarious Surgical Inc. common shareholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(45,124)	$(3,341)	$(56,993)	$(9,091)

Denominator for basic and diluted net loss per share:
Weighted average shares	92,233,000	85,411,082	89,211,046	75,998,170

Net loss per share of Class A and Class B common stock - basic and diluted	$(0.49)	$(0.04)	$(0.64)	$(0.12)

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

Management has evaluated subsequent events occurring through the date that these condensed consolidated financial statements were issued and determined that no subsequent events other than that disclosed above or in the notes to these condensed consolidated financial statements have occurred that would require recognition or disclosure in these condensed consolidated financial statements.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis below has been revised for the effects of the restatement described and quantified in Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q/A and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2021. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q/A. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries.

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

We incurred net losses of $57.0 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively, representing a period-over-period increased loss of $47.9 million or 527%, primarily due to a $36.5 million charge incurred to mark the value of our public and private warrants to market, a $5.6 million increase in personnel-related expenses, $1.9 million of professional fees, $1.3 million of facilities expenses, $0.5 million of R&D supplies and materials, $0.3 million of advertising, $0.3 million of insurance costs, $0.1 million of interest expense and $1.4 million of other expenses. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 67% from an average of 57 people in the nine months ended September 30, 2020 to an average of 95 people for the nine months ended September 30, 2021.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding public and private placement warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes Option Pricing Model while the Public Warrants are marked to market based on their price on the NYSE. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of the reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding equipment loans.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2021	2020	Change	% Change
	(restated)
Operating expenses:
Research and development	$12,804	$6,831	$5,973	87%
Sales and marketing	1,393	776	617	80%
General and administrative	6,206	1,594	4,612	289%
Total operating expenses	20,403	9,201	11,202	122%
Loss from operations	(20,403)	(9,201)	(11,202)	122%
Other income (expense):
Change in fair value of warrant liabilities	(36,532)	-	(36,532)	N/M
Interest income	1	114	(113)	(99)%
Interest expense	(59)	(4)	(55)	1,375%
Loss before income taxes	(56,993)	(9,091)	(47,902)	527%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(56,993)	$(9,091)	$(47,902)	527%
Net loss per common share, basic and diluted	$(0.64)	$(0.12)	$(0.52)	433%

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

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the nine months ended September 30, 2021 (as restated) was a $36.5 million loss. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between September 17, 2021 and the end of the reporting period, September 30, 2021.

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

Liquidity and Capital Resources

To date, our primary sources of capital had been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $12.9 million and $9.3 million during the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we held cash and cash equivalents of $185.0 million and had an accumulated deficit of $88.6 million.

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
	(restated)
Statement of Cash Flows Data:
Net cash used in operating activities	$(23.5)	$(8.2)	$(12.0)	$(8.7)
Net cash provided by (used in) investing activities	$(0.4)	$13.3	$13.2	$(1.8)
Net cash provided by financing activities	$192.6	$13.1	$13.5	$10.0

Cash flows for the nine months ended September 30, 2021 and 2020

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $23.5 million, attributable to a net loss of $57.0 million and a net change in our net operating assets and liabilities of $4.3 million and non-cash items of $37.8 million. Non-cash items consisted of $36.5 million due to the change in fair value of our warrant liabilities, $1.0 million in stock-based compensation, $0.2 million of depreciation and amortization and $0.1 million for other items. The $4.3 million change in our net operating assets and liabilities was primarily due to a $5.9 million increase in prepaid and other assets partially offset by a $0.9 million increase in accrued expenses, a $0.2 million increase in accounts payable, and a $0.5 million increase in deferred rent.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Our management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

While our significant accounting policies are described in the notes to our historical condensed consolidated financial statements (see Note 2 of the accompanying condensed consolidated financial statements), we believe the following critical accounting policy requires significant judgment and estimates in the preparation of our condensed consolidated financial statements:

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our condensed consolidated financial statements as of December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. In addition, the Company had a material weakness in assessing the valuation of its Public Warrants at September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, and the acquisition of D8, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q/A, to our knowledge, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, including the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our Company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

March 31, 2022	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

March 31, 2022	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)