Form 10-K
period 2021-12-31
Vicarious Surgical Inc.
filed 2022-03-31
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-39384

VICARIOUS SURGICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2678169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

78 Fourth Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 868-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	RBOT	The New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	RBOT WS	The New York Stock Exchange

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $337.6 million.

As of March 9, 2022, the registrant had 100,639,359 shares of Class A common stock outstanding and 19,789,860 shares of Class B common stock outstanding.

i

EXPLANATORY NOTE

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. On September 17, 2021 (the “Closing Date”), D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company (“D8” and after the Business Combination described herein, the “Company”) that migrated to and domesticated (the “Domestication”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious”). Immediately upon the consummation of the Business Combination, the Domestication and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Vicarious, with Legacy Vicarious surviving the Business Combination as a wholly-owned subsidiary of D8 (the “Merger”). In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious changed its name to “Vicarious Surgical US Inc.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	our ability to maintain the listing of our Class A common stock on the New York Stock Exchange (the “NYSE”);

●	the success, cost and timing of our product and service development activities;

●	the commercialization and adoption of our initial products and the success of the Vicarious System and any of our future product and service offerings;

●	the potential attributes and benefits of the Vicarious System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory approval for the Vicarious System and our product and service offerings, and any related restrictions and limitations of any approved product or service offering;

●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for ventral hernia repair and additional surgical applications, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for the Vicarious System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and how failure to protect or enforce these rights could harm our business, results of operations and financial condition;

●	economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations;

●	the anticipated continued impact of the COVID-19 pandemic on our business; and

●	other factors detailed under the section titled “Risk Factors.”

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and in other filings that we make with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and the other reports and documents filed by us with the Securities Exchange Commission.

●	We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of our products, and have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercializes our products and applications.

●	We may need to raise additional funding to develop and commercialize the Vicarious System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

●	We are a development stage company with a limited history of operations and no products with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

●	Our success depends upon market acceptance of our products, our ability to develop and commercialize our products and additional applications and generate revenues, and our ability to identify new markets for our technology.

●	We are highly dependent upon the continued contributions of our key personnel. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

●	We have no experience in marketing and selling our products and if we are unable to successfully commercialize our products, our business and operating results will be adversely affected.

●	We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on limited or sole suppliers for some of the materials and components used in our products, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

●	If we do not successfully develop, optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

●	If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our products, our business may be harmed.

●	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and technologies and could cause us to incur significant costs.

●	There is no guarantee that the FDA will grant marketing authorization for our current products or any of our future products and technologies, and failure to obtain necessary marketing authorization for our current products and our future products and technologies would adversely affect our ability to grow our business.

●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

●	We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

●	In addition to IP litigation risks (referenced above), we face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

v

PART I

ITEM 1. BUSINESS.

The following discussion reflects the business of Vicarious Surgical, as currently embodied by Vicarious Surgical. Unless the context otherwise requires, all references in this section to the “Company”, “we,” “us” and “our” generally refer to Vicarious Surgical in the present tense or Vicarious Surgical from and after the Business Combination.

Overview

Prior to the Domestication and the Closing, we were a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 16, 2021, we incorporated as a Delaware corporation in connection with the Domestication. On September 17, 2021, we completed the Business Combination pursuant to the Business Combination Agreement dated April 15, 2021 that we entered into with Legacy Vicarious. In connection with the transactions contemplated by the Business Combination, we changed our name to “Vicarious Surgical Inc.” and the business of Legacy Vicarious became our business.

We are combining advanced miniaturized robotics, computer science and 3D visualization to build an intelligent and affordable, single-incision surgical robot, called the Vicarious System, that virtually transports surgeons inside the patient to perform minimally invasive surgery, or MIS. With our disruptive next-generation robotics technology, we are seeking to increase the efficiency of surgical procedures, improve patient outcomes and reduce healthcare costs. Led by a visionary team of engineers from the Massachusetts Institute of Technology, or MIT, we intend to deliver the next generation in robotic-assisted surgery, designed to solve the shortcomings of open surgery, and current laparoscopic and robot-assisted MIS. We have developed multiple prototypes, and had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for ventral hernia procedures as our first indication.

The Vicarious System is uniquely designed to overcome the deficiencies that have limited broad adoption of robot-assisted MIS to date. By fundamentally engineering a better solution, we believe we have created a more capable surgical robot than those currently available on the market, and if approved by the FDA, the Vicarious System will offer surgeons the ability to perform surgical procedures with greater dexterity and greater access to the entire abdomen, with better visibility and sensor-based feedback, through a small single incision in the abdomen. The Vicarious System features proprietary “de-coupled” actuators, which are intended to enable a cascade of benefits, including improved robotic mobility, reduced size, improved functionality and lower materials costs. The Vicarious System is designed to enable surgeons to perform procedures, if approved by the FDA, inside the abdomen with human-equivalent motion, with a full nine degrees of freedom per robotic arm, providing an experience that is more natural, and more akin to the surgeon’s own upper body movements. In surgical procedures conducted on cadavers, the Vicarious System provides exceptional reach within the abdomen, and if approved by the FDA, it will enable the surgeon to enter the abdomen from nearly any angle and work in nearly any direction, without having to triangulate to the surgical area from multiple incisions or to operate only within the limited area directly in front of a single incision. The Vicarious System is designed to provide exceptional visualization, with a high-performance, stereoscopic camera that rotates in three degrees of freedom (yaw, pitch, and roll) to provide the surgeon with stereoscopic imaging of nearly every surface in the abdomen. The Vicarious System also contains 28 sensors per instrument arm, which allows the system to provide real-time feedback to the surgeon on force, motion and other key data that are intended to enhance surgical procedures and patient outcomes.

The Vicarious System is being developed to provide attractive advantages to hospitals and ambulatory surgical centers, or ASCs, which we believe will drive rapid and widespread adoption. Unlike the large footprints of legacy surgical robotic systems that require a construction build-out and a dedicated operating room, the Vicarious System is much smaller and could be easily moved to any operating room throughout a medical facility. We anticipate that, if approved by the FDA, the smaller size and advanced engineering of the Vicarious System and related disposable instruments will be offered at a cost-effective price point compared to existing legacy robotic systems. Hospitals and ASCs would not be required to dedicate permanent space and would reduce expenses relating to sterilization and operating room turnover. We believe that, if approved by the FDA, adoption of the Vicarious System could be facilitated by a streamlined training regimen, where surgeons will be able to develop proficiency much more quickly than for legacy robotic systems. This is due to the design features of the Vicarious System, such as the ease of use and more natural, human-equivalent motion of the Vicarious System, the reduced surgeon burden during setup, and the fact that the Vicarious System would not be confined to a dedicated operating suite and therefore could have more availability for training purposes. In addition, with its increased capability and dexterity, the Vicarious System is designed to enable many procedures to be performed faster and more effectively, with less injury and risk to the patient, significantly reducing overall healthcare costs. Because the Vicarious System had not yet been approved by the FDA or commercialized, the intended advantages of the Vicarious System have not yet been realized and are dependent upon the successful development of the Vicarious System and a timely approval by the FDA.

We estimate that there are 39 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could be addressed with the Vicarious System, including ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for ventral hernia procedures to be the first clinical application for the Vicarious System, of which there are estimated to be 4.1 million cases worldwide and 0.9 million in the U.S. We then intend to seek FDA approval to enable the expansion into the other applications addressable by the Vicarious System.

Industry Background

Despite the advancements in manual and robot-assisted MIS over the last 40 years, of the estimated 39 million procedures addressable by the Vicarious System, it is estimated that more than 50% are currently performed by open surgery and less than 5% are performed by existing robot-assisted MIS technologies today. The large incisions required for open surgery, while allowing the surgeon to see with their own eyes and operate with their own hands, create significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as significant pain and suffering. Due to the significant trauma to the patient associated with open surgery, 15% to 20% of such surgeries result in tissue or internal organs pushing through the muscle into the abdomen, or incisional hernias, caused by the operation, requiring additional complex surgery to correct. Although there have been significant improvements in MIS procedures over open surgery, the following limitations associated with MIS still exist:

●	Laparoscopic surgery results in improved patient outcomes, but it presents significant challenges for surgeons, primarily associated with using long, rigid instruments through multiple incisions across the abdominal wall, which introduces the “fulcrum effect” requiring the surgeon to adjust for the inversion and scaling of movements. These laparoscopic instruments are difficult to manipulate, have limited degrees of freedom, limited reach and reduced depth-perception and visibility, which requires significant coordination among the surgical team to perform the procedure.

●	Multi-port robotic systems introduced in the early 2000s have managed to overcome some of the challenges associated with laparoscopy, but they require multiple incisions. While the wristed robotic instruments provide more dexterity than the long, rigid instruments used in laparoscopy, these robotic systems still require multiple systems and require the surgeon to define the workspace and kinematic motion profile of the robotic system for every procedure, based on where they create the incisions and where they intend to operate. Additionally, these systems are expensive and require a difficult learning-curve for surgeons. In addition, these systems are often underutilized because they have large footprints, limited portability and require extensive setup and longer operating room turnover time.

●	More recently, single-port surgical robots have been developed, but these systems are limited in that they rely on legacy robotic architecture, and thus require a much larger incision than multi-port robotic systems, have limited motion, strength, and visualization, and can only operate in a small procedural area. Given the relatively large size of the trocar incision required to be made by the surgeon to accommodate existing single-port robotic systems, among other limitations, these existing single-port robots have unfortunately resulted in significantly higher rates of complications with higher levels of injury to the patient, with less capability for the surgeon. For all these reasons, legacy single-port robotic solutions, much like multi-port manual and robotic MIS, have received limited adoption to date.

We believe the slow adoption of robot-assisted surgery, estimated to be less than 5% of the estimated 39 million addressable abdominal soft-tissue surgical procedures performed worldwide annually, has occurred because of several factors, including the following:

●	Significant Capital Investment. Legacy robotic systems require high upfront acquisition costs and burdensome annual service contracts that are often prohibitively expensive, especially in outpatient settings. We estimate these capital costs to be up to $2.0 million or more per system upfront, plus an additional 10% to 20% annually for maintenance and service contracts.

●	Low Utilization. In addition to the significant acquisition costs, existing robotic systems create inefficiencies and increase costs to medical facilities considering adoption. Due to their large size and limited portability, existing robotic systems require the construction of a dedicated operating room, occupying valuable real estate within the hospital. Once in place, these robotic systems require extensive set-up and operating room turnover times, which limits the number of procedures that can be performed with the robotic system.

●	Limited Capabilities. Existing robotic systems have limited capabilities and are ill-suited for many outpatient procedures. Due to their limited degrees of freedom inside the abdomen, they depend on significant, complicated, robotic motion outside the body, and they have limited ability to operate in multiple quadrants, difficulty operating on the “ceiling” of the abdomen, create collisions inside and outside of the patient’s abdomen, and restrict overall access of the operating team to the patient.

●	Difficult to Use. Existing robotic systems require the surgeon to develop an extensive procedure plan in advance to determine appropriate incision sites and angles for each procedure, in order to avoid collisions inside and outside of the patient’s abdomen. Surgeons must develop this plan with fewer degrees of freedom than they would employ using open surgery, restricting their natural movements. To become proficient at manipulating these legacy robotic systems to perform the procedures they otherwise were trained to perform via open surgery requires extensive training and several dozen procedures on live patients. As these systems are maintained in dedicated, expensive, operating rooms, obtaining access to train on the system becomes a significant impediment to adoption, resulting in more open surgeries.

The Vicarious System

The single-port Vicarious System with advanced, miniaturized robotics and exceptional visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. The Vicarious System has not yet been approved by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for ventral hernia procedures as our first indication.

(1)	The Vicarious System is capable of incision sizes as low as 1.2cm. Current disposables require 1.8cm incisions. We are developing and expect to launch disposables requiring 1.5cm incisions.

The Vicarious System consists of the following components:

●	Camera and Instrument Arms. The Vicarious System has a high performance stereoscopic camera that, when combined with robotic motion, provides full 360-degree viewing capability and is being developed to continuously map the depth of the patient’s body. The camera moves in any direction and, together with the instrument arms, based on cadaver studies, the Vicarious System is capable of operating in nearly every direction within the abdomen, including rotating back and operating around the trocar incision point, unlike any robotic system on the market today. The Vicarious System’s surgical instrument arms each have nine degrees of movement, completely mimicking the degrees of freedom in the surgeon’s own wrists, elbows and shoulders, providing for a more complete and more natural range of motion for the surgeon. While existing robotic systems are limited to operating in a small section directly in front of the rigid instrument, the Vicarious System’s unique ability to operate in nearly every direction is designed to provide significantly more capability to the surgeon, while minimizing the injury and trauma to the patient. The camera and both instrument arms are being developed to enter the abdomen through a single, 1.8 centimeter trocar, which is anticipated to be reduced to a 1.5 centimeter trocar as development continues, that is within the size of conventional MIS trocars. Due to the smaller size of the Vicarious System, it will be able to provide significantly more sensing capability than existing systems, if the Vicarious System receives FDA approval. The Vicarious System features 28 sensors per arm, to provide valuable feedback to the surgeon in real-time, and the sensors will also be capable of providing robust intraoperative data to continually enhance our AI capabilities and enhance surgeon capabilities over the long-term.

●	Surgeon Console. The Vicarious System surgeon console is designed to provide all the systems necessary for the surgeon to have an effective, immersive experience, visualizing the surgical field and controlling all the motions of the robot, and if approved by the FDA, enabling performance and patient outcomes that are not available on other existing systems. When the surgeon wants to simultaneously engage and react to other activities within the operating room as well as what is going on inside the abdomen, he or she can utilize the 3D surgical screen powered by proprietary software. In addition, visualization can be deeply immersive using a head mounted display that responds to the motion of the surgeon’s own head and allows the surgeon to feel as if he or she is “inside” the patient. Currently, the initial launch of the Vicarious System will not have the ability to utilize a head mounted display for visualization, but we anticipate providing surgeons with this ability as development continues.

●	Patient Cart. The Vicarious System patient cart is designed to be only 34 inches wide, which could easily pass through the doorways of hospitals, outpatient clinics, ambulatory surgical centers, and any standard doorway, alleviating the equipment maneuverability concerns experienced by healthcare providers with competitor surgical robotics systems. Unlike existing robotic systems, the Vicarious System, if approved by the FDA, would not require a dedicated operating room and could be wheeled into or out of any room, or stored in the hall, as the hospital does with other medical devices, significantly expanding accessibility to the system. Further, as most of the robotic motion occurs inside the abdomen in a single port, the Vicarious System does not have multiple, expensive, high-performance robotic arms outside the body, pivoting around the incision point to make small movements inside the body. We believe that these factors, together with the ability to utilize more advanced, sometimes less expensive manufacturing processes, will enable the Vicarious System to be significantly less expensive to build than competitive robotic systems, based on their publicly available data.

Vicarious System Advantages

We believe that to overcome the issues that have limited broad adoption of robot-assisted MIS procedures to date: cost, size, capability, ease of use, fast setup, high throughput, streamlined training, and improved patient outcomes, it is imperative to provide a solution that addresses all these concerns. The Vicarious System, with its advanced engineering and “de-coupled actuators,” which enable a revolutionary approach to the development of surgical robotics, is designed to be uniquely able to significantly improve upon each of these factors. Because of its proprietary engineering advantage, the Vicarious System is designed to offer more degrees of freedom and dexterity with which the surgeon can more naturally operate, and to provide greater visibility, sensing and functionality to the surgeon, all through a small, single port that is designed to offer more capability and fewer challenges than any single or multi-port surgical modality available. Because the Vicarious System had not yet been approved by the FDA or commercialized, the intended advantages of the Vicarious System have not yet been realized and are dependent upon the successful development of the Vicarious System and a timely approval by the FDA.

●	Decoupled Actuators. Robotic arms are controlled by actuators at each joint. Traditionally, these actuators are “coupled,” meaning that movement of one joint causes movement at each subsequent or prior joint. This coupled motion can be corrected by legacy robots via complicated software to coordinate and eliminate the unwanted motion between these joints that would otherwise be created. However, the software cannot eliminate the exponential buildup of force across these joints caused by this coupled action. This exponential force buildup requires stronger cables and pulleys and other expensive and larger components, which adds significant size, cost, and limits the available mobility of legacy robotic systems. By fundamentally engineering a better solution, we have decoupled the motion between these actuators, reducing cost and integrating components and materials that enable enhanced visibility, flexibility and strength, which in turn are intended to provide significant benefits for surgeons, hospitals, ASCs and patients.

●	Surgeon Experience

●	Human Equivalent Motion — Nine Degrees of Freedom. The Vicarious System is the only robotic system, compared to all legacy single- or multi-port solutions, to offer the same nine full degrees of freedom that exist in the natural motion of the surgeon’s own wrists, elbows and shoulders, providing unprecedented dexterity in a robot-assisted MIS. While other legacy robotic systems require the surgeon to conform and limit their movements to what the robot will enable, in cadaver studies, the Vicarious System offers the nearly full range of motion of the surgeon’s own upper body, providing an experience that is more natural, and more akin to what they know best, open surgery, except miniaturized and transformed inside the body.

●	Expanded Reach Inside the Abdomen. With the full nine degrees of freedom provided by the Vicarious System, as shown in cadaver studies, the surgeon can enter the abdomen from nearly any angle and work in nearly any direction, with more freedom, all through a small single incision. Legacy robotic systems and manual MIS require the surgeon to triangulate to the surgical area and limit the surgeon to performing only in a small section directly in front of the incision. The Vicarious System’s unprecedented reach is designed to enable the surgeon to pivot in nearly any direction during surgery and the surgeon can even pivot backwards and operate near the incision site.

●	Sensing, Visualization and AI. The surgeon can utilize the 3D screen on the console and eventually the surgeon will have the ability to utilize a head mounted display for visualization. The Vicarious System’s high-performance, stereoscopic camera can rotate in nearly every direction, following the natural motion of the surgeon’s head, and is being developed to provide full 3D mapping. The Vicarious System contains more than two dozen sensors per arm, designed to provide unmatched sensing capability that is being developed to deliver valuable feedback on force, motion and other key data, to the surgeon in real-time. These sensors also will be used to feed our rapidly expanding need for data and AI development, which will be utilized to further enhance surgical procedures and provide a significant link and insight between pre- and peri-operative data and patient outcomes.

●	Hospital and Ambulatory Surgical Center (ASC) Advantages

●	System Size. Unlike legacy systems that require a construction build-out simply to fit their system into a dedicated operating room, the Vicarious System is designed to be small enough to fit through a single door. This is intended to enable faster set-up and break-down times, allowing the Vicarious System to be used anywhere within the facility.

●	Training. Because of the more natural motion of the Vicarious System, together with the fact that it is not confined to a dedicated operating suite like most legacy robotic systems, the Vicarious System can be more available for surgeons to practice, and it is expected that surgeons would be able to develop proficiency more quickly and easily than with legacy systems, which could improve surgeon adoption and enhance hospital and ASC return on investment.

●	Economics/System Cost. If approved by the FDA, we intend to offer the Vicarious System, maintenance and service support at more attractive pricing to existing legacy systems. With its increased capability and dexterity, it is expected that many procedures could be performed faster and more effectively, which could greatly reduce overall hospital costs.

●	Disposability. Our instruments and accessories have been designed and will be offered at a price that enables them to be used once and then disposed. Hospitals and ASCs will no longer need to dedicate space and expense to ensure these items are properly sterilized and available for re-use.

●	Patient Outcomes

●	Enhanced Capability. The Vicarious System will be designed to provide increased visualization and capability to the surgeon, and if the FDA approves the Vicarious System, it is intended to allow the surgeon to more easily perform advanced techniques that are proven in existing clinical use to provide for better patient outcomes.

●	Smaller Trocar — Fewer Complications. In open surgery, due to the large size of the incision, the incision fails to heal properly 15-20% of the time, a complication requiring additional surgery to fix. Multi-port manual and robot-assisted MIS, while significantly less capable than the Vicarious System is designed to be, utilize small trocars (i.e., 8mm to 12mm), which greatly reduces this risk to approximately 1%. Existing single-port robots utilize at least a 25mm trocar size, which have a failure rate of nearly 10%, beginning to approach the failure rate of open surgery. The Vicarious System, like multi-port MIS, is designed to utilize a small trocar, which could enable superior results with the lowest overall risk. Currently, the Vicarious System utilizes an 18mm trocar, which is anticipated to be reduced to a 15mm trocar as development continues.

Our Strategy

With revolutionary advancements in design, we seek to democratize surgery through widespread access to a more capable and more affordable surgical robotic platform. Our objective is to become the leading provider of surgical robotic platforms for soft tissue surgery. To achieve this objective, we are pursuing the following business strategies, all of which are dependent upon the receipt of FDA clearance:

●	Drive adoption of the Vicarious System initially in the ventral hernia market. We plan to initially focus our marketing efforts on surgeons and hospitals performing surgical procedures in general surgery, gynecology and other procedures that will benefit from our single incision platform. We believe our innovative system will deliver clinical and economic value that will address the unmet need in today’s surgical operating rooms. Our strategy is to work with key thought leaders in general surgery, gynecology and other specialties who can help provide feedback that will help guide our product roadmap and surgical techniques.

●	Expand indications. The ability to have universal access to the abdomen with the Vicarious System also presents opportunities of other procedures that we plan to target in the near future. Some of the future indications that are being targeted are inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We estimate that 39 million of these procedures are performed annually today.

●	Generate recurring revenue. After the initial installation of the Vicarious System, our goal is to increase the utilization of the Vicarious System by demonstrating the procedural and workflow efficiency of the System. Faster set up and procedure times with the Vicarious System can enable hospitals and ASCs to potentially schedule more procedures, which would in turn drive volume sales of single use components, including the robotic arms, camera and instrument tips.

●	Demonstrate clinical and financial value proposition. Over 50% of ventral hernia procedures are performed as open surgical procedures in the hospital. We aim to capitalize on the trend of moving procedures from hospitals to ASCs. Additionally, we believe that the Vicarious System can accelerate the ability to perform complex hernia surgeries with an MIS procedure in an ASC as opposed to a hospital. However, ASCs typically do not have significant capital budgets to justify large capital purchases, nor do they have infrastructure budgets to undertake the construction of a dedicated operating suite. The Vicarious System’s value proposition is designed to appeal to these ASCs.

●	Expand product offerings. We believe that technologies such as virtual reality and AI have the potential to further enhance a surgeon’s capabilities. We plan to develop advanced AI features, such as 3D depth mapping, and automated suturing, to be incorporated into future generations of the Vicarious System.

●	Commercialization outside U.S. If the FDA clears the Vicarious System for commercialization in the U.S., we intend to seek applicable regulatory clearances or approvals in Asia, Europe and the rest of the world to commercialize the Vicarious System worldwide.

Historical Development of the Vicarious System and Regulatory Pathway

The technology for our robot was developed by Legacy Vicarious founders Adam Sachs, Sammy Khalifa, and Barry Greene between 2009 and 2015. After considerable prototyping and experimentation, the team discovered and patented a cable pathway through the robotic arm to fully de-couple the motion of the robotic device. This series of innovations enabled the first successful prototype of a complete robotic arm that resembles the motion of the surgeon’s body. The founding team went on to take this design and create a full prototype of the device, machining the parts themselves and funding the project out of pocket. After the first fully functioning robotic arm was created, integrated with software designed by the Legacy Vicarious founders, as well as a surgeon input tracking system, the founding team was able to raise outside capital and successfully grow the team in order to continue to drive development and growth.

We have conducted, and continue to conduct, several cadaver studies with the prototype Vicarious System. The goal of each study was to refine the performance of the Vicarious System. In these cadaver studies, the Vicarious System prototype was used to perform several ventral hernia repair procedures, hysterectomy procedures and cholecystectomy procedures. In addition, in these cadaver studies surgeons have used the Vicarious System prototype to perform various techniques for ventral hernia repair, including robotic transabdominal preperitoneal, or rTAPP, retrorectus, and intraperitoneal onlay mesh repair (IPOM) plus. These studies were used to gather insights regarding:

●	The length of the robotic instruments needed to perform ventral hernia repair;

●	Field and depth of view of the robotic camera;

●	User interface elements, such as the clutch pedal, navigation pedals and digital interface elements;

●	Quality of robotic end-effector motion in response to surgeon hand motion;

●	Insertion and extraction workflow; and

●	Reliability of the robotic instruments and camera.

In November 2019, we received FDA Breakthrough Device designation for a prior version of the Vicarious System with a proposed indication for use of ventral hernia repair. The Vicarious System is considered a Class II medical device. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for ventral hernia procedures as our first indication.

A preliminary meeting with the FDA was conducted in December 2021 to discuss with the FDA our decision to make two technology changes to the Vicarious System design that was granted Breakthrough Device designation in November 2019. Based on these changes, the FDA has determined that the current Vicarious System design that is planned for the initial limited launch and was submitted to the FDA in the November 2021 FDA pre-submission meeting request is different from the device that was granted Breakthrough Device designation for the device design filed in November 2019. The FDA stated that the Breakthrough Device designation remains active for the prior device design granted Breakthrough Device designation in November 2019. In the future, we may attempt to reincorporate the technologies from such prior device design to leverage the previously granted Breakthrough Device designation. The process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will be granted to a different device design, and if it were granted, there is no guarantee that such designation will accelerate the timeline for approval or make it more likely that the Vicarious System will be approved.

In February 2022 a pre-submission meeting was held with the FDA to gain alignment on the current Vicarious System. Feedback provided by the FDA indicated that each robotic-assisted surgical system has distinctive kinetics, connections, data transmission and interfaces, including interfaces for the user, patient and environment, the combination of which composes a unique and multifaceted system. Additionally, the FDA indicated that each robotic-assisted surgical system has unique inputs and outputs and must account for uncertainty and instability in different ways. Taken together, these different technological characteristics raise different questions of safety or effectiveness that are not applicable to a predicate device and may pose a significant safety or effectiveness concern for the Vicarious System. For example, the way that a robotic-assisted surgical system is constructed and implemented will have a direct bearing on the safety and effectiveness profile of the device and different robotic-assisted surgical systems are not sufficiently similar to allow for meaningful comparison between the Vicarious System and predicate robotic-assisted surgical systems. The FDA indicated that the evaluation of the complex Vicarious System requires a holistic approach of the performance testing, such as software, bench, animal, human factors and usability, and clinical data to determine how each element establishes the Vicarious System’s integration approach to the intended use and more specifically the indicated procedures. Therefore, each robotic-assisted surgical system carries new or different risks and an evaluation of these risks will require an independent evaluation of the safety and effectiveness of the Vicarious System due to the technology and the implementation into the clinical care. Based on this feedback, the FDA has determined that a 510(k) submission would likely be found not substantially equivalent to a predicate robotic-assisted surgical system. In accordance with this FDA feedback, we have revised our regulatory roadmap for market clearance, as discussed below.

Regulatory Roadmap for Market Clearance

Based on the outcome of the pre-submission meeting with the FDA in February 2022, the FDA has determined that there is no legally marketed predicate device. Therefore, we will plan to file a de novo classification request for the proposed initial indication of ventral hernia repair as a regulatory pathway to classify the Vicarious System. Devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions, when applicable. Accordingly, we believe that 510(k) filings will be available as a regulatory pathway for the Vicarious System with respect to future indications.

We will conduct a prospective human pivotal clinical investigation under a FDA Investigational Device Exemption (IDE) to evaluate the safety, effectiveness, and performance of the Vicarious System to obtain U.S. market clearance for the proposed indication of ventral hernia repair. In addition to conducting a human pivotal clinical investigation, we will conduct non-clinical testing activities to verify and validate the safety, performance, effectiveness, functionality, usability and reliability characteristics of the Vicarious System with respect to the intended use and defined requirements. A verification and validation process is expected to provide the necessary data to submit to the FDA for IDE approval.

Non-clinical verification and validation testing will be conducted to verify and validate that the Vicarious System meets all design specifications for its intended use. These tests will include in-vitro, simulated clinical bench testing and cadaver studies, as well as animal studies to support and demonstrate the safety, performance, effectiveness, functionality, usability, and reliability characteristics of the Vicarious System with respect to the intended use and defined requirements. Cadaver studies, representing realistic dimensions and contours of the human abdominal space, will be used primarily to verify and validate system functionality, performance, and safety relevant to patient anatomy and contexts of use with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, and suturing as needed during a simulated ventral hernia repair. Animal studies will be used primarily to demonstrate performance, safety, efficacy, and usability of the system as relevant to a live model with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, coagulating, and suturing, during a simulated ventral hernia repair. This testing may also be used to demonstrate that applicable risk mitigation features, including software alarms, alerts, extraction of multi-jointed instrumentation in case of system failure, misuse, or other errors are adequate and perform to specifications. Summative usability testing will be conducted by surgeons, nurses and technicians in a simulated operating room environment to provide objective evidence that the Vicarious System can be used safely and effectively by end users for its intended uses, the device functions as expected and intended, and all risk mitigations implemented are safe and effective. In addition, we will conduct simulated bench-top testing on transparent anatomical models to evaluate, among other things, how the Vicarious System performs in “worst case” scenarios to verify and validate safe anatomical access, instrument/camera angulation and movement at the extremes of various surgical procedures with respect to patient anatomy and dimensions that cannot be readily controlled for when using live animal and human cadaver models.

Future Indications

We plan to expand upon our claims and/or indication for use to address additional unmet clinical needs in different anatomical areas as well as therapeutic procedures. Following the initial clearance for ventral hernia repair under a de novo classification, if obtained by the FDA, we plan to submit additional 510(k) filings for other indications for use, using the Vicarious System’s first de novo authorization as a predicate, along with other predicate devices with similar cleared indications for use. We have identified several potential future indications and procedures that align well with the Vicarious System’s ability to access and visualize the abdominal cavity. Possible future indications may include but not be limited to inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We will perform an assessment to determine the appropriate regulatory strategy required to expand claims and obtain applicable regulatory approvals in the United States and in other global markets.

Intellectual Property

General

We strive to protect and enhance the proprietary technology, inventions and improvements that are important to our business by seeking, maintaining and defending our intellectual property, all of which has been developed internally and not in-licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of surgical robotics. Additionally, we intend to rely on regulatory protection afforded through data exclusivity and market exclusivity as well as patent term extensions, where available.

We currently do not rely heavily on technologies from third parties. However, in the future, we may need to rely or be dependent on patented or proprietary technologies that we may license from third parties.

We maintain a patent portfolio that includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications, which include claims directed towards our proprietary technology. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. As of March 1, 2022, we owned approximately six (6) issued U.S. patents, approximately two (2) issued patents in foreign jurisdictions including one (1) in China and one (1) in Japan, and approximately 40 pending patent applications in the U.S. and foreign jurisdictions, including in Canada, China, Europe, Japan and India. These issued patents and pending patent applications (if they were to issue as patents) are all utility patents and have expected expiration dates ranging between 2035 and 2042. Our patents and patent applications are directed to, among other things, our core technology. This includes the surgical robotic and camera system; sensing capabilities, controls and visualization interfaces; the surgical tools suite; and related technologies.

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date.

In addition to patents and patent applications, we rely on trade secrets and know-how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how, including by implementing measures intended to maintain the physical security of our premises and the physical and electronic security of our information technology systems.

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products will depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. Moreover, we may be unable to obtain patent protection for the Vicarious System generally, as well as with respect to certain surgical indications. See the section entitled “Risk Factors — Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Research and Development

As of March 1, 2022, our research and development programs are generally pursued by our 89 engineering, scientific and technical personnel employed by us in our offices in Massachusetts and California on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and with researchers in academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objectives of our research and development efforts are to continue to introduce incremental enhancements to the capabilities of the Vicarious System and to advance development.

For the fiscal year ended December 31, 2021, we incurred research and development expenses of approximately $22.1 million compared to research and development expenses of approximately $9.8 million for the fiscal year ended December 31, 2020.

Manufacturing

We are expanding our manufacturing capabilities with the development of a manufacturing facility, including a clean room, within our new headquarters in Waltham, Massachusetts, and has hired key manufacturing personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of certain products for preclinical and clinical testing, as well as for commercial manufacturing.

We purchase both custom and off-the-shelf components from a large number of suppliers and subjects them to stringent quality specifications and processes. Some of the components necessary for the assembly of the Vicarious System are currently provided to us by sole-sourced suppliers or single-sourced suppliers.

Competition

We face competition in the forms of existing open surgery, conventional MIS, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability, as well as educating hospitals, surgeons, and patients on the results associated with robotic-assisted surgery using the Vicarious System and our value proposition relative to other techniques. We also face competition from several companies that have introduced or are developing new approaches and products for the MIS market. We believe that the entrance or emergence of competition validates robotic-assisted surgery.

We face competition from larger and well-established companies. The companies that have introduced products in the field of robotic-assisted surgery or have made explicit statements about their efforts to enter the field, include, but are not limited to: Intuitive Surgical, Inc.; Johnson & Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.); Medtronic plc (including their wholly-owned subsidiary Covidien LP); Virtual Incision Corporation; Titan Medical Inc.; Stryker Corporation; and CMR Surgical Ltd. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become a competitor. In addition, research efforts utilizing computers and robotics in surgery are underway at various companies and research institutions. Our ability to generate future revenue may be adversely impacted as competitors announce their intent to enter these markets and as our potential customers anticipate the availability of competing products.

Commercialization

We have not yet established a sales or product distribution infrastructure for the Vicarious System. We plan to access the U.S. market with the Vicarious System through strategic partnerships and will also develop our own focused, specialized sales force or distribution channels once we have commercialized the Vicarious System.

Government Regulation

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which we or our research and development partners or affiliates do business. The laws and regulations governing our business and interpretations of those laws and regulations and are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical products and healthcare services that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

FDA Regulation

Medical devices are strictly regulated by the FDA, in the United States. Under the Federal Food, Drug, and Cosmetic Act, or the FDCA, a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

We are currently developing a robotic-assisted surgical system, which is regulated by the FDA as a medical device under the FDCA, as implemented and enforced by the FDA. The FDA regulates the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export, and post-market surveillance of our medical devices.

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance or approval from the FDA through the premarket notification (or 510(k)) process, the de novo classification process, or the premarket approval, or PMA, process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and authorization by the FDA. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation, or the QSR, as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential, unreasonable risk of illness or injury.

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance requirements, patient registries and FDA guidance documents describing device-specific special controls. While most Class I devices are exempt from the premarket notification requirement, most Class II devices require a premarket notification prior to commercialization in the United States; however, the FDA has the authority to exempt Class II devices from the premarket notification requirement under certain circumstances. As a result, manufacturers of most Class II devices must submit premarket notifications to the FDA under Section 510(k) of the FDCA (21 U.S.C. § 360(k)) in order to obtain the necessary clearance to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a “predicate device” that is already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (“preamendments device”) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to the predicate device identified by the applicant in a premarket notification submission, the FDA will grant 510(k) clearance for the new device, permitting the applicant to commercialize the device. Premarket notifications are subject to user fees, unless a specific exemption applies.

If there is no adequate predicate to which a manufacturer can compare its proposed device, the proposed device is automatically classified as a Class III device. In such cases, a device manufacturer must then fulfill the more rigorous PMA requirements or can request a risk-based classification determination for its device in accordance with the de novo classification process.

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device and for which safety and effectiveness cannot be assured solely by the general controls and special controls are placed in Class III. Such devices generally require FDA approval through the PMA process, unless the device is a preamendments device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) process. For a PMA, the manufacturer must demonstrate through extensive data, including data from preclinical studies and one or more clinical trials, that the device is safe and effective for its proposed indication. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

The de novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the Food and Drug Administration Safety and Innovation Act of 2012, the FDA is required to classify a device within 120 days following receipt of the de novo classification request from an applicant; however, the most recent FDA premarket review goals state that in fiscal year 2021, FDA will attempt to issue a decision within 150 days of receipt on 65% of all de novo classification requests received during the year and on 70% of de novo requests received during fiscal year 2022. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo classification requests are subject to user fees, unless a specific exemption applies.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) and de novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies us that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the FDA’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board, or IRB, for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;

●	compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities; and

●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;

●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and

●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

In addition, under the FDA medical device reporting, or MDR, regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

The medical device reporting requirements also extend to health care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

The FDA also has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated under the FDCA, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions or civil penalties;

●	recalls, detentions or seizures of products;

●	operating restrictions;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	delay or refusal of the FDA or other regulators to grant 510(k) clearance, PMA approvals, or other marketing authorization to new products;

●	withdrawals of marketing authorizations; or

●	in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors.

Breakthrough Device Designation

The 21st Century Cures Act, which was signed into law on December 13, 2016, established and directed FDA to implement the Breakthrough Devices Program. Under the program, device manufacturers may voluntarily request breakthrough designation for devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions over currently available technology and that meet at least one of the following criteria:

●	The device represents breakthrough technology;

●	There are no approved or cleared alternatives for the device;

●	The device offers significant advantages over existing approved or cleared alternatives; or

●	Availability of the device is in the best interest of patients.

The goal of the Breakthrough Devices Program is to accelerate the timeline to market for novel devices that will likely provide a benefit to terminally or critically ill patients. A Breakthrough Device designation offers multiple benefits to the device manufacturer, including priority review of the pre-market submission for the device, opportunities to interact directly with FDA’s experts throughout the process, and engagement of FDA senior management.

In November 2019, we received FDA Breakthrough Device designation for a prior version of the Vicarious System with a proposed indication for use of ventral hernia repair. The Vicarious System is considered a Class II medical device. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for ventral hernia procedures as our first indication.

A preliminary meeting with the FDA was conducted in December 2021 to discuss with the FDA our decision to make two technology changes to the Vicarious System design that was granted Breakthrough Device designation in November 2019. Based on these changes, the FDA has determined that the current Vicarious System design that is planned for the initial limited launch and was submitted to the FDA in the November 2021 FDA pre-submission meeting request is different from the device that was granted Breakthrough Device designation for the device design filed in November 2019. The FDA stated that the Breakthrough Device designation remains active for the prior device design granted Breakthrough Device designation in November 2019. In the future, we may attempt to reincorporate the technologies from such prior device design to leverage the previously granted Breakthrough Device designation. The process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will be granted to a different device design, and if it were granted, there is no guarantee that such designation will accelerate the timeline for approval or make it more likely that the Vicarious System will be approved.

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or the FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Healthcare Law and Regulation

If the Vicarious System or our other product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical or medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and device manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. We also may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues.

Third-Party Coverage and Reimbursement

In the United States, third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations, are responsible for hospital and surgeon reimbursement for covered surgical procedures. Third-party payors generally reimburse hospitals and physicians for surgery when the procedure is considered medically necessary. The Centers for Medicare and Medicaid Services, or CMS, manages the Medicare program and administers the Medicaid program in conjunction with applicable state governments. Many commercial health insurers model their reimbursement methodologies after the Medicare program. As the single largest payor, the Medicare program has a significant impact on other third-party payors’ payment systems.

Generally, reimbursement for professional services performed at a facility by physicians is reported under billing codes issued by the American Medical Association, or AMA, known as Current Procedural Terminology, or CPT, codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative value of the professional service rendered. In addition, CMS and the National Center for Health Statistics are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-10-PCS codes. Under the Medicare program, CMS generally reimburses hospitals for services provided during an inpatient stay based on a prospective payment system that is determined by a classification system known as Medicare-Severity Diagnostic Related Groupings, or MS-DRGs. MS-DRGs are assigned using a number of factors, including the principal diagnosis, major procedures, discharged status, patient age, and complicating secondary diagnoses, among other things. Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications used to determine the payment amount for services provided.

Since October 1, 2015, a new family of ICD-10-PCS codes can be used, in conjunction with other applicable procedure codes, to describe various robotic-assisted procedures. An inpatient surgical procedure, completed with or without robotic assistance, continues to be assigned to the clinically relevant MS-DRG.

Third-party payors carefully review and increasingly challenge the prices charged for medical products and surgical services. Reimbursement rates from commercial health insurers vary depending on the procedure performed, the specific payor’s reimbursement policies, contract terms, and other factors. Because both hospitals and physicians may receive the same reimbursement for a surgical procedure, whether it is performed with robotic assistance or not and regardless of actual costs incurred in furnishing the patient care, including for the specific medical products or supplies used during that procedure, hospitals and physicians may decide not to use our products if reimbursement amounts are insufficient to cover any additional costs incurred when purchasing and using our products.

For procedures that would involve assistance from our robotic-assisted surgical system, U.S. health care institutions typically bill various third-party payors, such as government health programs (e.g., Medicare and Medicaid) and commercial health insurance plans, for the primary surgical procedure only. If our robotic-assisted surgical system receives marketing authorization from the FDA, coverage and reimbursement by third-party payors will generally be determined by the medical necessity of the primary surgical procedure. Government health programs and other third-party payors may also consider additional factors when determining coverage and reimbursement, including the designation of the surgical procedure as a covered benefit, the appropriateness of the procedure for the specific patient, guidelines for the procedure established by the relevant professional college or medical society, and a payor determination that the procedure is neither experimental nor investigational. We believe that the procedures we intend to pursue as indications for use for our robotic-assisted surgical system are established surgical procedures that are generally already reimbursable by government health programs, commercial health insurers, and managed care organizations for appropriately selected patients. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and commercial payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.

In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted. The ACA made changes that have significantly impacted healthcare providers, insurers, and manufacturers of pharmaceuticals and medical devices. For example, the ACA included a number of provisions designed to generate the revenues necessary to fund health insurance coverage expansion, including, but not limited to, fees or taxes on certain health-related industries, including medical device manufacturers.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain of its sections have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. On February 10, 2021, the Department of Justice sent a letter to the U.S. Supreme Court that stated the new administration believes the individual mandate and its tax penalty are constitutional, and if the Court determines that they are not, the provision can be severed from the remainder of the act. With this letter, the Biden administration reversed the Trump administration position that was presented to the Court. The Trump administration had claimed that the tax provision is unconstitutional and could not be separated from the ACA, making the entire ACA unconstitutional as a result. The U.S. Supreme Court held in a 7–2 opinion that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge, but the decision ends the case. It is unclear how potential litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical and medical device industries more generally, and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control medical product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures. Most recently, the Biden Administration has indicated that lowering healthcare costs and ensuring equitable patient access to medical care is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our medical devices may lose any marketing authorization that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Human Capital

We take pride in our work and value unique backgrounds and experiences. We aim to be inclusive, so that everyone can be their true, authentic self at work every day. To attract and retain top talent, we offer strong compensation and benefits packages that are evolving to meet the changing needs of our employees. Compensation and benefits are paired with talent development programs to retain and develop our team.

As of March 1, 2022, we had 165 employees, 89 of whom were engaged directly in research, development, regulatory and clinical activities, 31 in manufacturing and quality assurance and 45 in marketing, sales, and administrative activities. None of our employee are covered by collective bargaining agreements, and we believe that our relationship with our employees is good.

Safety and Wellness

The safety and wellness of our employees is a top priority for the organization, which we will continue to invest in. In light of COVID-19, we have put in place conservative safety protocols to keep our employees and anyone entering our facility safe, in addition to offering work from home arrangements. To protect employees and guests, our efforts include providing personal protective equipment (“PPE”), instituting mandatory screening before accessing buildings, and maximizing workspaces. In addition, we have invested heavily in overall employee wellness, and will continue to do so.

Physical, mental, and financial wellness are front and center of our benefits. We provide access to external experts who can assist employees and their families who are going through challenging times. Additionally, we offer multiple incentives and rewards to encourage healthy behaviors. Financially, we provide access to a financial advisory service, access to an online financial wellness assessment and education service, free webinars, and offers a company 401(k) match.

Legal Proceedings

As of March 1, 2022, we were not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Facilities

Our principal executive offices are currently located at 78 Fourth Avenue, Waltham, Massachusetts 02451, consisting of approximately 42,000 square feet. On October 14, 2021, we entered into a lease amendment pursuant to which we agreed to lease additional space consisting of approximately 30,000 square feet located at 62 Fourth Avenue Waltham, MA 02451. Pursuant to the lease amendment, we also extended the term of the original lease for an additional period of three years and one month. Both leased spaces will expire conterminously on March 31, 2032, with an option to renew for an additional five years until March 31, 2037.

Information Available on the Internet

Our internet address is https://www.vicarioussurgical.com, to which we regularly post copies of our press releases as well as additional information about us. We also maintain an Investor Relations website as a routine channel for distribution of important information, including news releases, presentations, and financial statements (https://investor.vicarioussurgical.com). We intend to use our Investor Relations website as a means of complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website in addition to press releases, Securities and Exchange Commission (the “SEC”) filings, and public conference calls and webcasts. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

ITEM 1A. RISK FACTORS.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including the section of titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities, and have incurred net losses of $35.2 million and $12.9 million in the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit as of December 31, 2021 was $66.8 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

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

We intend to generate revenues from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

●	trade relations among the United States and those foreign countries in which our future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries;

●	difficulties and costs of staffing and managing foreign operations;

●	difficulties protecting, procuring or enforcing intellectual property rights internationally;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	laws and business practices that may favor local companies;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability and war or other military conflict, including the ongoing conflict occurring in Ukraine, which could have a material adverse impact on our sales in Europe and elsewhere; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. To the extent inflation or other factors increase our business costs, it may not be feasible to offset higher costs through manufacturing efficiencies. An economic downturn could result in a variety of risks to our business, including weakened demand for our future products and technologies and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our third-party component manufacturers and suppliers or cause future customers to delay making payments for our products and technologies. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely affect our business.

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

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2021 and 2020. The material weaknesses we identified were as follows:

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

As of December 31, 2021, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $67.3 million, of which approximately $2.8 million will expire at various dates from 2034 through December 31, 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

To ensure compliance with regulatory requirements, medical device manufacturers are subject to post-market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA or other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors.

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

The regulatory approval process for new device products, technologies and new indications for existing device products and technologies requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, studies involving animals or human subjects. Based on pre-submission communications with the FDA, we intend to file a de novo classification request for the Vicarious System with respect to ventral hernia procedures, which would require human clinical studies to ensure that the product candidate is safe and effective. Unfavorable or inconsistent data from future animal studies, clinical trials or other studies conducted by us or third parties, or perceptions regarding such data, could adversely affect our ability to obtain necessary device regulatory authorization and the market’s view of our future prospects.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of the Vicarious System and any accessory devices if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling or if new information is obtained concerning deficiencies in the safety or efficacy of the Vicarious System. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which the Vicarious System may have caused or contributed to a death or serious injury or in which the Vicarious System malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated incidents of the same or similar adverse events or product malfunctions may result in a voluntary or mandatory product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of a discovery of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. It is possible that the FDA could disagree with our initial classification for a voluntary recall. The FDA requires that reports of corrections or removals of any device be submitted to the FDA within 10 working days after the correction or removal is initiated; however, any recall initiated due to a discovery that a device violates the FDCA must be reported to FDA immediately. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional, but remanded the case to the district court to determine whether other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. On February 10, 2021, the Department of Justice sent a letter to the U.S. Supreme Court that stated the new administration believes the individual mandate and its tax penalty are constitutional, and if the Court determines that they are not, the provision can be severed from the remainder of the act. With this letter, the Biden administration reversed the Trump administration position that was presented to the Court. The Trump administration had claimed that the tax provision is unconstitutional and could not be separated from the ACA, making the entire ACA unconstitutional as a result. The U.S. Supreme Court held in a 7–2 opinion that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate do not have standing to challenge the law. The U.S. Supreme Court did not reach the merits of the challenge, but the decision ends the case. It is unclear how potential litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical and medical device industries more generally, and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

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

The ability of the FDA to review and approve or clear new medical device products and technologies can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Such claims may or may not be meritorious, but even if such claims are without merit, we could incur substantial costs and the attention of our management and technical personnel could be diverted in defending us against or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse effect on our ability to conduct our business and on our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer the Vicarious System and could result in a substantial award of damages against us. In addition, since we could sometimes agree to indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property. Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents that the Vicarious System or proprietary technologies infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or the Vicarious System. There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space in general and in the robotic surgery field in particular. As we face increasing competition and as our business grows, we will likely face claims of infringement. If a third party claims that we or any of our licensors, customers or collaboration partners infringe a third party’s intellectual property rights, we may have to do any or all of the following:

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

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the technology or process claimed by the patent. In addition, if the breadth or strength of protection provided by our patents or those of our future licensors is threatened, it could dissuade other companies from collaborating with us to license, develop or commercialize current or future products. Such a loss of patent protection could have a material adverse effect on our business.

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

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse effect on our business.

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our products and proprietary technology. For example, if we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering the Vicarious System, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution either in the U.S. or abroad. Third parties may also raise similar claims before the USPTO or foreign patent offices, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware or was otherwise not considered during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection could have a material adverse effect on our business.

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

Following the issuance of the SEC Statement, after consultation with its independent registered public accounting firm, D8’s management and its audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2021. See “— Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.” As part of the Restatement, D8 identified a material weakness in its internal controls over financial reporting.

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

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our securities, our stock price and trading volume could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which could cause the price and trading volume of our securities to decline. Further, if any of these analysts issues an adverse or misleading opinion regarding us, our business model, our industry or our stock performance or if our operating results fail to meet analyst expectations, the price of our securities could also decline.

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

The provisions of the General Corporation Law of the State of Delaware (“DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. Additionally, these provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include provisions regarding:

●	the ability of our board of directors to issue one or more series of preferred stock;

●	the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limitations on the liability of, and the indemnification of, our directors and officers;

●	the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from our board of directors for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding shares of our common stock;

●	a prohibition on stockholder action by written consent (except for actions by the holders of our Class B common stock or as required for holders of future series of our preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors, the chairman of our board of directors, or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of our board of directors and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in our certificate of incorporation (the “Charter”) which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of our board of directors to amend our amended and restated bylaws (the “Bylaws”), which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

In addition, the provisions of the Director Nomination Agreement entered into on September 17, 2021 (the “Director Nomination Agreement”) with D8 Sponsor LLC (the “Sponsor”) provide the Sponsor with certain board nomination rights which could also have the effect of delaying or preventing a change in control.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction), will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL or the Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of ours governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Charter also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Charter does not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; to the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

If more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will become a “controlled company” within the meaning of the NYSE corporate governance standards. Following the completion of the Business Combination, Adam Sachs, Sammy Khalifa, and Barry Greene held approximately 80.0% of the voting power of our outstanding capital stock. Messrs. Sachs, Khalifa and Greene have no agreement or arrangement to act together with respect to voting of the Class B common stock, and thus they have not formed a “group” for purposes of controlled company status. Although no individual, group or other company will have more than 50% of our voting power, Messrs. Sachs, Khalifa and Greene may in the future decide to act as a group, and this concentration of voting power would cause us to become a “controlled company” within the meaning of the NYSE corporate governance standards.

As a result, if we become a “controlled company” within the meaning of the NYSE corporate governance standards, then we will not be subject to the requirements that would otherwise require it to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 80.0% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

Our principal stockholders and management will exert significant influence over us and their interests may conflict with yours in the future.

Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 80.0% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 78 Fourth Avenue, Waltham, Massachusetts 02451. We also occupy manufacturing and laboratory space located at 62 Fourth Avenue Waltham, MA 02451. We lease office space under operating leases. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, to our knowledge, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock and public warrants are currently listed on the NYSE under the symbols “RBOT,” and “RBOT WS,” respectively. We do not intend to list the private placement warrants on any securities exchange.

Holders

As of March 1, 2022, there were approximately 77 holders of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of the public warrants and two holders of record of the private placement warrants.

Such numbers do not include beneficial owners holding our securities through nominee names. There is no public market for our Class B common stock.

Dividends

We have not paid any cash dividends on our Class A common stock or Class B common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries.

Overview

We are combining advanced miniaturized robotics, computer science and 3D visualization to build a new category of intelligent and affordable, single-incision surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery, or MIS. With our next-generation robotics technology and proprietary human-like surgical robots, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from the Massachusetts Institute of Technology, or MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted MIS.

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

Financial Highlights

We are pre-revenue generating as of December 31, 2021.

We incurred a net loss of $35.2 million and $12.9 million for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period loss of 173%. The 2021 net loss is inclusive of a gain of $3.1 million related to the decrease in the fair value of our warrant obligations due to our stock price decrease during Q4. Our loss from operations prior to the warrant gain and other income and expense items was $38.2 million and $13.0 million for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period loss of 194%, which was primarily due to a 70% increase in our average headcount and a 467% increase in our G&A expenses which was primarily related to expenses associated with our becoming a public company during 2021. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 65% from an average of 51 people in the year ended December 31, 2020 to an average of 84 people for the year ended December 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Risk Factors” included elsewhere in this Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States. However, COVID-19 is not expected to result in any significant changes in costs going forward. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Business Combination

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding term and equipment loans.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year ended December 31,
(in thousands, except for per share amounts)	2021	2020	Change	% Change
Operating expenses:
Research and development	$22,059	$9,796	$12,263	125%
Sales and marketing	2,961	861	2,100	244%
General and administrative	13,203	2,328	10,875	467%
Total operating expenses	38,223	12,985	25,238	194%
Loss from operations	(38,223)	(12,985)	(25,238)	194%
Other income (expense):
Change in fair value of warrant liabilities	3,085	—	3,085	N/M
Interest income	20	113	(93)	(82)%
Interest expense	(89)	(3)	(86)	2,867%
Loss before income taxes	(35,207)	(12,875)	(22,332)	173%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(35,207)	$(12,875)	$(22,332)	173%
Net loss per common share, basic and diluted	$(0.36)	$(0.16)	$(0.20)	125%

Comparison of the years ended December 31, 2021 and 2020

Research and Development Expenses. Research and development expenses increased $12.3 million, or 125%, to $22.1 million during the year ended December 31, 2021, compared to $9.8 million during the year ended December 31, 2020. The increase in research and development expenses was primarily due to increases of $7.9 million of personnel-related expenses, $1.4 million in professional services, $1.3 million in facility expenses, $1.0 million in materials and supplies, $0.3 million in equipment and depreciation costs, $0.1 million for travel and $0.3 million of other operating expense. The increase in personnel-related expense was due primarily to an increase in average headcount of 65%, from an average of 51 people in 2020 to an average of 84 people in 2021.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.1 million, or 244%, from $0.9 million in the year ended 2020 to $3.0 million during the year ended December 31, 2021. The increase in sales and marketing costs was primarily due to increases of $1.6 million in personnel-related expenses, $0.3 million in advertising, $0.1 million in facility expense, and $0.1 million in travel expense. The increase in personnel-related expense was due to an average headcount increase of 50%, from an average of 4 people in 2020 to an average of 6 people in 2021 with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $10.9 million, or 467%, to $13.2 million during the year ended December 31, 2021, compared to $2.3 million during the year ended December 31, 2020. The increase in general and administrative costs was due to an increase of $4.5 million in personnel-related expenses, an increase of $2.7 million in professional fees, $1.8 million in insurance as a result of becoming a public company, $1.0 million of facilities expenses associated with our expansion and new lease, $0.2 million in computer equipment, $0.1 million in travel and $0.6 million of other expense. The increase in professional fees resulted from consulting, audit and legal fees associated with work performed in the year ended December 31, 2021 to produce public company financial statements for the past two years and with becoming a public company.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the year ended December 31, 2021 was a $3.1 million gain. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between September 17, 2021 and the end of the reporting period, December 31, 2021.

Interest Income. Interest income decreased by $0.1 million, or 82% during the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in interest income was primarily due to a decrease in average short-term investments during the year ended December 31, 2021, compared to the year ended December 31, 2020.

Interest Expense. Interest expense increased by $0.1 million during the year ended December 31, 2021, compared to the year ended December 31, 2020. This was primarily due to having the $1.5 million term loan outstanding for nine months in 2021.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital had been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $35.2 million and $12.9 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we held cash and cash equivalents of $173.5 million and had an accumulated deficit of $66.8 million.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash balance of $173.5 million will be sufficient to support our operations beyond the next twelve months.

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

Cash

Our cash and cash equivalents balance as of December 31, 2021 was $173.5 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the Years Ended December 31, 2021 and December 31, 2020

	Year Ended December 31,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(33.3)	$(12.0)
Net cash provided by (used in) investing activities	$(1.3)	$13.2
Net cash provided by financing activities	$192.2	$13.5

Cash flows for the Years Ended December 31, 2021 and 2020

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $33.3 million, attributable to a net loss of $35.2 million and a net change in our net operating assets and liabilities of $1.0 million and non-cash items that generated a change of $0.9 million. Non-cash items consisted of $3.7 million in stock-based compensation and $0.3 million of depreciation and amortization, partially offset by a $3.1 million gain due to the change in fair value of our warrant liabilities. The $1.0 million change in our net operating assets and liabilities was primarily due to a $3.7 million increase in accrued expenses, a $1.1 million increase in accounts payable, and a $0.8 million increase in deferred rent partially offset by a $4.6 million increase in prepaid and other assets.

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

Cash flows used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $1.3 million for equipment purchases.

Net cash provided by investing activities for the year ended December 31, 2020 was $13.2 million and related to the sales and maturities of short-term investments of $13.3 million, offset by purchases of property and equipment of $0.1 million.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $192.2 million resulting from $190.4 million of proceeds from the reverse recapitalization and $1.5 million related to proceeds from a term loan, $0.4 million of proceeds from the exercise of stock options and warrants, partially offset by $0.2 million of cash used to pay back a portion of the outstanding term and equipment loans and $0.1 million for other items.

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our condensed financial statements contained in this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Consolidated Financial Statements of Vicarious Surgical Inc. (formerly D8 Holdings Corp.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Background and Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2020 and 2021, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, and the acquisition of D8, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors as of March 1, 2022:

Name	Age	Position
Executive Officers:
Adam Sachs	30	Chief Executive Officer, President and Director
Sammy Khalifa	32	Chief Technology Officer and Director
William Kelly	51	Chief Financial Officer and Treasurer
June Morris	72	Chief Legal Officer, General Counsel and Secretary

Non-Employee Directors:
David Styka	63	Director and Chairman of the Board
Samir Kaul	48	Director
Philip Liang	40	Director
Ric Fulop	47	Director
Dror Berman	43	Director
Donald Tang	38	Director
David Ho	69	Director

Executive Officers

Adam Sachs has served as our President and Chief Executive Officer and as a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ President and Chief Executive Officer and a member of Legacy Vicarious’ board of directors, or the Legacy Vicarious Board, since 2014. Mr. Sachs received his B.S. in Engineering from the Massachusetts Institute of Technology in 2014. Prior to founding Legacy Vicarious in 2014, from June 2012 to January 2013, Mr. Sachs worked in Manufacturing Design at Apple. Mr. Sachs’ qualifications to serve on our board of directors include his previous board experience serving on the Legacy Vicarious Board, his deep experience founding, managing and directing all aspects of Legacy Vicarious operations for over six years and his extensive experience in robotics, engineering, manufacturing and product development.

Sammy Khalifa has served as our Chief Technology Officer and as a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ Chief Technology Officer since 2015 and as a member of the Legacy Vicarious Board since 2018. Prior to working full time at Legacy Vicarious, Mr. Khalifa worked at Apple as a Product Design Engineer from December 2013 to May 2015. Prior to that, Mr. Khalifa worked as a Biomedical Design Engineer at Hemedex, Inc. Mr. Khalifa received his B.S. in Mechanical Engineering from the Massachusetts Institute of Technology in 2012. Mr. Khalifa’s qualifications to serve on our board of directors include his previous board experience serving on the Legacy Vicarious Board as well as his extensive experience in robotics, product development and engineering.

William Kelly has served as our Chief Financial Officer and Treasurer since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ Chief Financial Officer since January 2021. Prior to joining Legacy Vicarious, Mr. Kelly served as Chief Financial Officer at Exosome Diagnostics, a privately held life science company focused on developing and commercializing revolutionary biofluid-based diagnostics, from 2014 to 2018. Before joining Exosome Diagnostics, Inc., Mr. Kelly served as Chief Financial Officer of Repligen Corporation from 2008 to 2014, a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems. Mr. Kelly received a B.A. from the College of the Holy Cross and an M.B.A. and M.S. in Accounting from the Graduate School of Professional Accounting at Northeastern University.

June Morris has served as our Chief Legal Officer, General Counsel and Secretary since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ Chief Legal Officer and General Counsel since February 2021. Prior to joining Legacy Vicarious, Ms. Morris served as Managing Partner and General Counsel of FT Management & Associates, a private consulting firm, from March 2017 until February 2021 and as VP & General Counsel of Northern Power Systems from 2016 to February 2017. Ms. Morris has also served as General Counsel and Chief Legal Officer at Picis Inc., Pegasystems, Sequoia Systems and LISP Machine. Ms. Morris holds an M.P.A. from the Sawyer Graduate School of Management at Suffolk University and a Juris Doctorate from Suffolk University School of Law.

Non-Employee Directors

David Styka has served as the chairman and a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as member of the Legacy Vicarious Board since October 2020. Mr. Styka served as the Chief Financial Officer for Auris Health, a company specializing in robotic medical platform development, from August 2014 till June 2019. In addition to the responsibilities associated with his role of Chief Financial Officer at Auris Health, Mr. Styka was also responsible for investor relations and securing financing for the company. Mr. Styka received his B.A. in Business Economics from the University of California, Santa Barbara in 1991. Mr. Styka’s qualifications to serve on our board of directors include his previous board experience serving as a member of the Legacy Vicarious Board, his experience managing companies and his extensive business and finance experience.

Dror Berman has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as member of the Legacy Vicarious Board since January 2018. In 2010, Mr. Berman co-founded Innovation Endeavors, a venture fund focused on transformational technologies. At Innovation Endeavors, Mr. Berman oversees investment activities and personnel. Mr. Berman also currently serves on the board of several private companies in connection with his role at Innovation Endeavors. Mr. Berman received his M.B.A. from the Stanford Graduate School of Business in 2009 and his B.S. in Computer Science from Ben-Gurion University in 2005. Mr. Berman’s qualifications to serve on our board of directors include his previous board experience serving as a member of the Legacy Vicarious Board and his extensive business and finance experience at Innovation Endeavors.

Samir Kaul has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as member of the Legacy Vicarious Board since January 2018. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm focusing on technology investing, since February 2006. He has served on the board of directors of Guardant Health, Inc. since April 2014 and currently serves on the boards of directors of several private companies. Previously, Mr. Kaul served as a member of the board of directors of Gevo, Inc. from March 2013 to May 2014 and Amyris, Inc. from May 2006 to May 2012. Mr. Kaul holds a B.S. degree in Biology from the University of Michigan, an M.S. degree in Biochemistry from the University of Maryland and an M.B.A. degree from Harvard Business School. Mr. Kaul’s qualifications to serve on our board of directors include his previous board experience serving as a member of the Legacy Vicarious Board, his wide-ranging experience in technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.

Philip Liang has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as member of the Legacy Vicarious Board since July 2020. Since December 2016, Mr. Liang has been a managing partner of E15VC, a global technology venture fund. At E15VC, Mr. Liang’s responsibilities include assisting emerging growth companies and investors through the venture capital life cycle. Mr. Liang sits on the board of directors for several of the companies affiliated with E15VC. Mr. Liang received his Master of Science in Media Laboratory from the Massachusetts Institute of Technology in 2006. Mr. Liang’s qualifications to serve on our board of directors include his previous board experience serving as a member of the Legacy Vicarious Board as well as his business and finance experience at E15VC.

Ric Fulop has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as member of the Legacy Vicarious Board since June 2020. Mr. Fulop has also served as the Chief Executive Officer and Chairman of the board of directors of Desktop Metal, Inc. since December 2020. Prior to that, Mr. Fulop served as the Chief Executive Officer of Legacy Desktop Metal from its incorporation in 2015. Prior to the founding of Legacy Desktop Metal, Mr. Fulop was a general partner at North Bridge Venture Partners from 2010 to 2015 and served as a founder of A123 Systems, Inc. from 2001 to 2010. Mr. Fulop currently serves on the board of governors of World Economic Forum Advanced Manufacturing Initiative (nonprofit). Mr. Fulop holds an M.B.A. from the MIT Sloan School of Management. Mr. Fulop’s qualifications to serve on our board of directors include his previous board experience serving as a member of the Legacy Vicarious Board, his experience managing public companies and his extensive business and finance experience.

Donald Tang has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as D8’s President and as a member of D8’s board of directors since June 2020. In 2018, he founded Celadon Partners, a private equity firm focused on mispriced opportunities ready for operational or strategic transformation. From 2004 to 2017, Mr. Tang worked at D.E. Shaw & Co., most recently as chief executive officer of D.E. Shaw & Co. (Asia-Pacific). He was the sole D.E. Shaw & Co. partner on the investment side in Asia, and a founding member of the firm’s Asian private equity business. Mr. Tang started his career at Citadel Investment Group in 2003. He is a member of the Harvard Kennedy School Mossavar-Rahmani Center for Business and Government Advisory Council, Special Advisor (China) to the Milken Institute and a member of the Aspen Global Leadership Network. Mr. Tang graduated from Carnegie Mellon University with a degree in computer science and business administration, and a minor in computational finance. Mr. Tang’s qualifications to serve on our board of directors include his previous board experience serving as a member of D8’s board of directors, his experience managing public companies and his extensive business, finance and private equity experience.

David Ho has served a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as a member of D8’s board of directors since April 2021. Dr. Ho has been employed and has served on the board of directors of Columbia University since January 2020. Dr. Ho is the Founding Scientific Director of the Aaron Diamond AIDS Research Center, where he previously served as the CEO, a director and professor at the ADARC from 1990 to December 2019. Dr. Ho is the Clyde and Helen Wu Professor of Medicine at Columbia University Irving Medical Center. Dr. Ho serves as a member of the Trustees of Caltech, and was previously a board member of the MIT Corporation for 12 years and Harvard Board of Overseers for 6 years. Dr. Ho has been at the forefront of AIDS research for 40 years, publishing over 450 papers. Dr. Ho’s studies unraveled the nature of HIV replication in vivo and revolutionized society’s basic understanding of the AIDS disease. This knowledge led Dr. Ho to champion combination antiretroviral therapy that resulted in unprecedented control of HIV in patients. Dr. Ho’s research team is now devoting considerable efforts on vaccine and antibody research in order to halt or slow the spread of the AIDS epidemic. Recently, Dr. Ho has been devoting a considerable effort to develop novel strategies to diagnose, treat and prevent Covid-19 infection. Dr. Ho received his degrees from California Institute of Technology and Harvard Medical School (Harvard-MIT Health Science and Technology program). Dr. Ho’s qualifications to serve on our board of directors include his previous board experience serving as a member of D8’s board of directors and his extensive research experience and medical background.

There are no family relationships between or among any of our directors or executive officers.

Role of Board in Risk Oversight

Our board of directors will have extensive involvement in the oversight of risk management related to us and our business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent our board of directors by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for our board of directors all areas of risk and the appropriate mitigating factors. In addition, our board of directors will receive periodic detailed operating performance reviews from management.

Composition of the Board of Directors

Our business and affairs will be managed under the direction of our board of directors. Our board of directors is declassified, and the directors will be elected annually.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Messrs. Kaul, Berman, Fulop, Liang and Styka and Dr. Ho, representing six of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Board Committees

The standing committees of our board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our board of directors will provide appropriate risk oversight of our activities.

Audit Committee

Our audit committee consists of Mr. Styka, who serves as the chairperson, and Messrs. Fulop and Berman. Each proposed member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Our board of directors has determined that Mr. Styka qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm.

Our board of directors has adopted a written charter for the audit committee, which is available on our website at https://www.vicarioussurgical.com under Investors — Governance — Governance Documents.

Compensation Committee

Our compensation committee consists of Mr. Kaul, who serves as the chairperson, Mr. Liang and Dr. Ho.

The purpose of the compensation committee is to assist our board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our board of directors has adopted a written charter for the compensation committee, which is available on our website at https://www.vicarioussurgical.com under Investors — Governance — Governance Documents.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Styka, who serves as the chairperson, and Mr. Liang. The purpose of the nominating and corporate governance committee is to assist our board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by our board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that our board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying members of the board of directors qualified to fill vacancies on any committee of our board of directors and recommending that our board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to our board of directors corporate governance principles applicable to us, (5) overseeing the evaluation of our board of directors and management and (6) handling such other matters that are specifically delegated to the committee by our board of directors from time to time.

Our board of directors have adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://www.vicarioussurgical.com under Investors — Governance — Governance Documents.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.vicarioussurgical.com under Investors — Governance — Governance Documents. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the board of directors.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of our chief executive officer, and management succession planning. A copy of our corporate governance guidelines is posted on our website at https://www.vicarioussurgical.com under Investors — Governance — Governance Documents.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of such forms, we believe that, during the year ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that each of Adam Sachs, William Kelly, June Morris, David Styka, Philip Liang, Dror Berman, Barry Greene, Khosla Ventures Seed C, L.P., Innovation Endeavors III LP, Chelvey International Ltd, and Gates Frontier, LLC filed a late Form 3 and/or Form 4 upon the Closing of the Business Combination due to inadvertent administrative delays with respect to the Closing of the Business Combination.

ITEM 11. EXECUTIVE COMPENSATION.

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

As of December 31, 2021, our named executive officers, which we refer to as Named Executive Officers, or NEOs, were:

●	Adam Sachs, Chief Executive Officer and President,

●	Sammy Khalifa, Chief Technology Officer, and

●	William Kelly, Chief Financial Officer and Treasurer.

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. Our board of directors has historically determined the compensation for the NEOs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to Legacy Vicarious prior to the Business Combination in September 2021 and to us for the period thereafter by our NEOs for the years ended December 31, 2020 and December 31, 2021.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Adam Sachs,	2021	267,753	158,999	2,426,343	3,030,414	10,710	5,894,219
Chief Executive Officer and President	2020	180,000	—	—	—	7,200	187,200

Sammy Khalifa,	2021	226,203	131,276	1,940,955	2,424,330	7,741	4,730,505
Chief Technology Officer	2020	160,000	—	—	—	6,400	166,400

William Kelly,	2021	279,038	108,698	648,172	2,026,454	8,000	3,070,362
Chief Financial Officer and Treasurer (4)	2020	—	—	—	—	—	—

(1)	The amounts represent the aggregate grant date fair value for restricted stock unit (“RSU”) awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). A discussion of our methodology for determining grant date fair value may be found in Note 10 “Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	The amounts represent the aggregate grant date fair value for option awards, computed in accordance with ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 10 “Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	The amounts represent 401(k) matching contributions by us for the periods presented unless described otherwise.

(4)	Mr. Kelly commenced employment with us on January 29, 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2021.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested

Adam Sachs	11/23/2021	24,360	365,414	(1)	$12.45	11/22/2031	$—		—
	11/23/2021	—	—				182,707	(2)	$1,940,348
Sammy Khalifa	11/23/2021	19,488	292,331	(3)	$12.45	11/22/2031	$—		—
	11/23/2021	—	—				146,157	(4)	$1,552,187
William Kelly	02/25/2021	—	1,024,263	(5)	$1.90	02/24/2031	$—		—
	11/23/2021	6,507	97,618	(6)	12.45	11/22/2031	$—		—
	11/23/2021	—	—			—	48,809	(7)	$518,352

(1)	Represents an option to purchase 389,774 shares of Class A common stock granted on November 23, 2021. The shares underlying this option vest, subject to continued service, as follows: 24,360 shares vested on December 20, 2021, with the remainder vesting in equal monthly installments over the following 48-month period.

(2)	Represents 194,887 RSUs granted on November 23, 2021. The RSUs vest, subject to continued service, as follows: 12,180 of the shares vested on December 20, 2021, with the remainder vesting in equal quarterly installments over the following four-year period.

(3)	Represents an option to purchase 311,819 shares of Class A common stock granted on November 23, 2021. The shares underlying this option vest, subject to continued service, as follows: 19,488 shares vested on December 20, 2021, with the remainder vesting in equal monthly installments over the following 48-month period.

(4)	Represents 155,900 RSUs granted on November 23, 2021. The RSUs vest, subject to continued service, as follows: 9,743 of the shares vested on December 20, 2021, with the remainder vesting in equal quarterly installments over the following four-year period.

(5)	Represents an option to purchase 1,024,263 shares of Class A common stock granted on February 25, 2021. The shares underlying this option vest, subject to continued service, as follows: 256,065 shares vest on January 29, 2022, with the remainder vesting in equal monthly installments over the following 36-month period.

(6)	Represents an option to purchase 104,125 shares of Class A common stock granted on November 23, 2021. The shares underlying this option vest, subject to continued service, as follows: 6,507 shares vested on December 20, 2021, with the remainder vesting in equal monthly installments over the following 48-month period.

(7)	Represents 52,062 RSUs granted on November 23, 2021. The RSUs vest, subject to continued service, as follows: 3,253 of the shares vested on December 20, 2021, with the remainder vesting in equal quarterly installments over the following four-year period.

Employment Arrangements

In July 2021, Legacy Vicarious entered into employment agreements with our executive officers, including our NEOs, which was assumed by us effective as of the Closing of the Business Combination, the material terms of which are described below.

Adam Sachs

Legacy Vicarious entered into an employment agreement with Mr. Sachs on July 13, 2021, pursuant to which Mr. Sachs will serve as our President and Chief Executive Officer and will report directly to our board of directors or our board of directors’ designee. Mr. Sachs’s service pursuant to the employment agreement will continue until terminated in accordance with its terms.

Under the employment agreement, Mr. Sachs will receive an initial annual base salary of $531,234, which will be subject to increase at the discretion of our board of directors or a subcommittee thereof and will be eligible to receive an annual performance bonus targeted at 75% of Mr. Sachs’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. Sachs will also be eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. Sachs.

Pursuant to the terms of the 2021 Equity Incentive Plan, and subject to the approval of our board of directors or a subcommittee thereof, in May of each calendar year that Mr. Sachs remains employed by us, Mr. Sachs shall be eligible to receive an annual equity award. Beginning in May 2022, the value of such annual equity award shall be $5,502,700, awarded 50% in restricted stock units (“Annual RSU Award”) with a value of $2,751,350 (the number of restricted stock units determined by reference to the closing market price of a share of our common stock on the day immediately preceding the date of grant) and 50%, or a fair value of $2,751,350, in our stock options to purchase a number of shares of our common stock (“Annual Option Award”) calculated by dividing the fair value of the stock option award by the then current Black-Scholes value of our stock options, at a per share exercise price equal to the Fair Market Value (as defined in the 2021 Equity Incentive Plan) of our common stock on the date of grant. On November 23, 2021, our board of directors granted Mr. Sachs a restricted stock unit award consisting of 194,887 RSUs (“Initial RSU Award”) and a stock option award to purchase 389,774 shares of our common stock (“Initial Option Award”). Provided that Mr. Sachs remains employed by us on the vesting date (except as otherwise provided in such agreement or the 2021 Equity Incentive Plan), (i) the shares and RSUs subject to the Annual RSU Awards and Annual Option Awards shall vest in equal installments on the last day of each successive month thereafter for a period of 48 months, (ii) the RSUs subject to the Initial RSU Award shall vest in 16 equal quarterly installments beginning on September 20, 2021, provided that the initial quarterly vesting installment shall not occur until December 20, 2021, and (iii) the shares subject to the Initial Option Award shall vest in 48 equal monthly installments beginning on September 20, 2021, provided that the initial three months of vesting shall not occur until December 20, 2021.

In the event that Mr. Sachs is terminated without cause or resigns from his position for good reason, he would be entitled to receive a severance payment equal to one year of his then in-effect base salary plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In the event that Mr. Sachs is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he would be entitled to receive a severance payment equal to two times the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 24 months. In addition, his outstanding equity awards with time-based vesting will be vested in full.

We will reimburse Mr. Sachs for all ordinary and reasonable out-of-pocket business expenses incurred by Mr. Sachs in furtherance of our business in accordance with its policies with respect thereto as in effect from time to time. Mr. Sachs will be subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Sammy Khalifa

Legacy Vicarious entered into an employment agreement with Mr. Khalifa on July 13, 2021, pursuant to which Mr. Khalifa will serve as our Chief Technology Officer and will report directly to our Chief Executive Officer. Mr. Khalifa’s service pursuant to the employment agreement will continue until terminated in accordance with its terms.

Under the employment agreement, Mr. Khalifa will receive an initial annual base salary of $425,000, which will be subject to increase at the discretion of our board of directors or a subcommittee thereof and will be eligible to receive an annual performance bonus targeted at 75% of Mr. Khalifa’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. Khalifa will also be eligible to participate in customary welfare and fringe benefit plans, provided us to our employees at the same level as Mr. Khalifa.

Pursuant to the terms of the 2021 Equity Incentive Plan, and subject to the approval of our board of directors or a subcommittee thereof, in May of each calendar year that Mr. Khalifa remains employed by us, Mr. Khalifa shall be eligible to receive an annual equity award. Beginning in May 2022, the value of such annual equity award shall be $4,402,160, awarded 50% in restricted stock units (“Annual RSU Award”) with a value of $2,201,080 (the number of restricted stock units determined by reference to the closing market price of a share of our common stock on the day immediately preceding the date of grant) and 50%, or a fair value of $2,201,080, in our stock options to purchase a number of shares of our common stock (“Annual Option Award”) calculated by dividing the fair value of the stock option award by the then current Black-Scholes value of our stock options, at a per share exercise price equal to the Fair Market Value (as defined in the 2021 Equity Incentive Plan) of our common stock on the date of grant. On November 23, 2021, our board of directors granted Mr. Khalifa a restricted stock unit award consisting of 155,900 RSUs (“Initial RSU Award”) and a stock option award to purchase 311,819 shares of our common stock (“Initial Option Award”). Provided that Mr. Khalifa remains employed by us on the vesting date (except as otherwise provided in such agreement or the 2021 Equity Incentive Plan), (i) the shares and RSUs subject to the Annual RSU Awards and Annual Option Awards shall vest in equal installments on the last day of each successive month thereafter for a period of 48 months, (ii) the RSUs subject to the Initial RSU Award shall vest in 16 equal quarterly installments beginning on September 20, 2021, provided that the initial quarterly vesting installment shall not occur until December 20, 2021, and (iii) the shares subject to the Initial Option Award shall vest in 48 equal monthly installments beginning on September 20, 2021, provided that the initial three months of vesting shall not occur until December 20, 2021.

In the event that Mr. Khalifa is terminated without cause or resigns from his position for good reason, he would be entitled to receive a severance payment equal to 75% of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 9 months. In the event that Mr. Khalifa is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he would be entitled to receive a severance payment equal to the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In addition, his outstanding equity awards with time-based vesting will be vested in full.

We will reimburse Mr. Khalifa for all ordinary and reasonable out-of-pocket business expenses incurred by Mr. Khalifa in furtherance of our business in accordance with its policies with respect thereto as in effect from time to time. Mr. Khalifa will be subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

William Kelly

Legacy Vicarious entered into an employment agreement with Mr. Kelly on July 13, 2021, pursuant to which Mr. Kelly will serve as our Chief Financial Officer and Treasurer and will report directly to our Chief Executive Officer and our board of directors. Mr. Kelly’s service pursuant to the employment agreement will continue until terminated in accordance with its terms.

Under the employment agreement, Mr. Kelly will receive an initial annual base salary of $350,000, which will be subject to increase at the discretion of our board of directors or a subcommittee thereof and will be eligible to receive an annual performance bonus targeted at 50% of Mr. Kelly’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. Kelly will also be eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. Kelly.

Pursuant to the terms of the 2021 Equity Incentive Plan, and subject to the approval of our board of directors or a subcommittee thereof, in May of each calendar year that Mr. Kelly remains employed by us, Mr. Kelly shall be eligible to receive an annual equity award. Beginning in May 2022, the value of such annual equity award shall be $1,470,000, awarded 50% in restricted stock units (“Annual RSU Award”) with a value of $735,000 (the number of restricted stock units determined by reference to the closing market price of a share of our common stock on the day immediately preceding the date of grant) and 50%, or a fair value of $735,000, in our stock options to purchase a number of shares of our common stock (“Annual Option Award”) calculated by dividing the fair value of the stock option award by the then current Black-Scholes value of our stock options, at a per share exercise price equal to the Fair Market Value (as defined in the 2021 Equity Incentive Plan) of our common stock on the date of grant. On November 23, 2021, our board of directors granted Mr. Kelly a restricted stock unit award consisting of 52,062 RSUs (“Initial RSU Award”) and a stock option award to purchase 104,125 shares of our common stock (“Initial Option Award”). Provided that Mr. Kelly remains employed by us on the vesting date (except as otherwise provided in such agreement or the 2021 Equity Incentive Plan), (i) the shares and RSUs subject to the Annual RSU Awards and Annual Option Awards shall vest in equal installments on the last day of each successive month thereafter for a period of 48 months, (ii) the RSUs subject to the Initial RSU Award shall vest in 16 equal quarterly installments beginning on September 20, 2021, provided that the initial quarterly vesting installment shall not occur until December 20, 2021, and (iii) the shares subject to the Initial Option Award shall vest in 48 equal monthly installments beginning on September 20, 2021, provided that the initial three months of vesting shall not occur until December 20, 2021.

In the event that Mr. Kelly is terminated without cause or resigns from his position for good reason, he would be entitled to receive a severance payment equal to 75% of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 9 months. In the event that Mr. Kelly is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he would be entitled to receive a severance payment equal to the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In addition, his outstanding equity awards with time-based vesting will be vested in full.

We will reimburse Mr. Kelly for all ordinary and reasonable out-of-pocket business expenses incurred by Mr. Kelly in furtherance of our business in accordance with its policies with respect thereto as in effect from time to time. Mr. Kelly will be subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Employee Benefits

Our NEOs participate in employee benefit programs available to our employees generally, including a tax-qualified 401(k) plan. We do not maintain any executive-specific benefit or perquisite programs.

Director Compensation

Legacy Vicarious’ directors classified as employees received no additional compensation for services as directors on the Legacy Vicarious Board. The following table summarizes the compensation paid to our non-employee directors during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dror Berman	12,549	444,577	—	—	457,126
Samir Kaul	14,555	444,577	—	—	459,132
Philip Liang	13,237	444,577	—	—	457,814
Ric Fulop (3)	12,549	119,819	477,790	—	610,158
David Styka (4)	27,849	119,819	—	63,250	210,918
David Ho	12,177	444,577	—	—	456,754
Donald Tang	10,744	444,577	—	—	455,321

(1)	The amounts represent fees earned during 2021 under our Non-Employee Director Compensation Policy.

(2)	The amounts represent the aggregate grant date fair value of RSU awards granted to each director in 2021, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 10 “Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Each non-employee director was granted 9,624 RSUs for their service on our board of directors following the Business Combination (the “Annual Director RSU Grants”). The Annual Director RSU Grants vest in equal monthly installments over 12 months beginning on September 20, 2021, subject to continued service through the applicable vesting date. Messrs. Berman, Kaul, Liang, Ho and Tang were each granted 26,085 RSUs upon their appointment as our directors following the Business Combination (the “Initial Director RSU Grants”). The Initial Director RSU Grants vest in equal monthly installments over 36 months beginning on September 20, 2021, subject to continued service through the applicable vesting date.

(3)	The amount represents the aggregate grant date fair value of options granted to Mr. Fulop in 2021, computed in accordance with ASC 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 10 “Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amount also represents an option to purchase 409,702 of Class A common stock granted on January 25, 2021. The shares underlying this option vest in equal monthly installments over 48 months beginning on January 25, 2021, subject to Mr. Fulop’s continued service through the applicable vesting date.

(4)	On June 2, 2021, Mr. Styka entered into a letter agreement with Legacy Vicarious, which formalized Mr. Styka’s prior agreement to serve as executive chairman of the Legacy Vicarious Board, which commenced on October 18, 2020. Under the terms of the letter agreement, Mr. Styka was eligible to receive an annual director fee of $66,000, payable in equal monthly installments of $5,500. The amount included in the table represents cash payments paid in 2021 pursuant to the letter agreement.

Director Compensation

The non-employee director compensation policy provides annual retainers for members serving on our board of directors and committees as follows:

Position	Retainer
Chairperson of the Board	$72,500
Member of the Board	$37,500
Chairperson of the Audit Committee	$15,500
Member of the Audit Committee	$6,300
Chairperson of the Compensation Committee	$13,300
Member of the Compensation Committee	$5,000
Chairperson of the Nominating and Corporate Governance Committee	$9,200
Member of the Nominating and Corporate Governance Committee	$3,700

These fees are payable in arrears in quarterly installments no later than the fifteenth day following the end of each calendar quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors may elect to receive a restricted stock unit award with a grant date fair value of the retainer amounts in lieu of receiving cash in such amounts. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of our board of directors and any committee of the board on which they serve and in connection with other business related to the board. Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to our board of directors a number of restricted stock units (each restricted stock unit relating to one share of Class A common stock) having an aggregate fair market value equal to $301,800, determined by dividing (A) $301,800 by (B) the closing price of Class A common stock on the NYSE on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to our board of directors. Each of these grants shall vest in equal monthly installments over 36 months from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Furthermore, each non-employee director, who has been serving on our board of directors for six months as of the date of any annual meetings of stockholders, shall automatically receive a restricted stock unit award having an aggregate grant date fair value of $157,200, determined by dividing (A) $157,200 by (B) the closing price of Class A common stock on the NYSE on the date of the grant (rounded down to the nearest whole share), each year on the first business day after our annual meeting of stockholders. Each of these restricted stock unit awards shall vest in equal monthly installments over 12 months from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 1, 2022 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and restricted stock units that vest within 60 days. Shares of Class A common stock issuable upon exercise of options and warrants currently exercisable within 60 days and restricted stock units that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 100,548,007 shares of our Class A common stock and 19,789,860 shares of our Class B common stock issued and outstanding as of March 1, 2022.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of shares of Class A Common Stock	%	Number of shares Class B Common stock	%	% of Total Voting Power**
Directors and Executive Officers:
Adam Sachs(1)(2)	69,022	*	11,329,695	57.3%	45.7%
Sammy Khalifa(1)(3)	55,217	*	4,551,668	23.0%	18.3%
William Kelly(1)(4)	338,520	*	—	—	*
June Morris(1)(5)	181,776	*	—	—	*
Dror Berman(6)	13,780,828	13.7%	—	—	2.8%
Samir Kaul(7)	20,966,807	20.9%	—	—	4.2%
Philip Liang(8)	2,700,329	2.7%	—	—	*
Ric Fulop(1)(9)	133,645	*	—	—	*
David Styka(1)(10)	483,062	*	—	—	*
Donald Tang(11)	8,545,685	8.5%	—	—	1.7%
David Ho(12)	10,685	*	—	—	*
All Current Directors and Executive Officers as a Group (11 Individuals)(9)	47,265,576	47.0%	15,881,363	80.3%	73.5%
Five Percent Holders:
Adam Sachs(1)(2)	69,022	*	11,329,695	57.3%	45.7%
Sammy Khalifa(1)(3)	55,217	*	4,551,668	23.0%	18.3%
D8 Sponsor LLC(11)	8,535,000	8.5%	—	—	1.7%
Khosla Ventures, LLC(7)	20,956,122	20.8%	—	—	4.2%
Innovation Endeavors III LP(6)	13,770,143	13.7%	—	—	2.8%
Sun Hung Kai Strategic Capital Ltd.(13)	5,148,970	5.1%	—	—	1.0%
Gates Frontier, LLC(14)	10,096,043	10.0%	—	—	2.0%
Cadin Limited(15)	6,336,190	5.9%	—	—	1.3%
Barry Greene, M.D.(1)(16)	18,283	*	3,908,497	19.7%	15.8%

*	Indicates beneficial ownership of less than 1%.
**	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and our Class B common stock as a single class. Each share of our Class B common stock is entitled to 20 votes per share and each share of our Class A common stock is entitled to 1 vote per share.
(1)	Unless otherwise indicated, the business address of each of these individuals is c/o Vicarious Surgical Inc., 78 Fourth Avenue, Waltham, Massachusetts 02451.

(2)	Consists of (i) options to purchase 56,842 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Mr. Sachs, (ii) 12,180 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Sachs, and (iii) 11,329,695 shares of our Class B common stock held by Mr. Sachs.
(3)	Consists of (i) options to purchase 45,474 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Mr. Khalifa, (ii) 9,743 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Khalifa, and (iii) 4,551,668 shares of our Class B common stock held by Mr. Khalifa.

(4)	Consists of (i) options to purchase 335,267 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Mr. Kelly and (ii) 3,253 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Kelly.
(5)	Consists of (i) options to purchase 178,558 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Ms. Morris and (ii) 3,218 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Ms. Morris.
(6)	Consists of (i) 7,632 shares of our Class A common stock held by Mr. Berman, (ii) 3,053 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Berman, and (iii) 13,770,143 shares of our Class A common stock held by Innovation Endeavors III LP (“Innovation Endeavors”). Mr. Berman is a managing partner at Innovation Endeavors, and as such may be deemed to have voting and investment control over the shares held by Innovation Endeavors. The business address of Innovation Endeavors is 1845 El Camino Real, Palo Alto, CA 94306.
(7)	Consists of (i) 7,632 shares of our Class A common stock held by Mr. Kaul, (ii) 3,053 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Kaul, (iii) 7,896,787 shares of our Class A common stock held by Khosla Ventures Seed C, LP (“Khosla Ventures Seed C”), and (iv) 13,059,335 shares of our Class A common stock held by Khosla Ventures V, LP (“Khosla Ventures V”). Khosla Ventures Seed Associates C, LLC (“KVA Seed C”) is the general partner of Khosla Ventures Seed C. Khosla Ventures Associates V, LLC (“KVA V”) is the general partner of Khosla Ventures V, LP. Vinod Khosla is the managing member of VK Services, LLC (“VK Services”), which is the sole manager of KVA Seed C and KVA V. Each of KVA Seed C, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by Khosla Ventures Seed C, and each of KVA Seed C, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by Khosla Ventures Seed C. Each of KVA V, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by Khosla Ventures V, and each of KVA V, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by Khosla Ventures V. Each of KVA Seed C, KVA V, VK Services and Vinod Khosla disclaims beneficial ownership of such shares except to the extent of his or its respective pecuniary interests therein. Mr. Kaul is a General Partner and Managing Director of Khosla Ventures, LLC. Mr. Kaul disclaims any beneficial ownership of the securities held by Khosla Ventures Seed C and Khosla Ventures V other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of each of the reporting persons is 2121 Sand Hill Road, Menlo Park, CA 94025.
(8)	Consists of (i) 7,632 shares of our Class A common stock held by Mr. Liang, (ii) 3,053 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Liang, (iii) 2,389,644 shares of our Class A common stock held by Chelvey International Limited (“Chelvey”), and (iv) 300,000 shares of our Class A common stock held by E15 Fund Advisors (HK) Limited (“E15 Fund Advisors”). Chelvey is an entity affiliated with E15 Fund II, LP (“E15”). Mr. Liang is the managing partner for E15. Shrikant Patnaik is a principal for E15. Each of Messrs. Liang and Patnaik share voting and investment discretion with respect to the shares of our Class A common stock held of record by E15, and as such may be deemed to have voting and investment control over the shares held by E15 and the entities affiliated with E15. Mr. Liang is the managing partner for E15 Fund Advisors, and as such may be deemed to have voting and investment control over the shares held by E15 Fund Advisors and the entities affiliated with E15 Fund Advisors. The business address of E15 is Ogier Global (Cayman) Limited, 89 Nexus way, Camana Bay, Grand Cayman, KY1 — 9009, Cayman Islands. The business address of E15 Fund Advisors is RMS2102 — 03 China Insurance Group Bldg., 141 Des Voeux Rd., Central, Hong Kong.

(9)	Consists of (i) options to purchase 128,031 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Mr. Fulop, (ii) 4,010 shares of our Class A common stock held by Mr. Fulop, and (iii) 1,604 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Fulop.
(10)	Consists of (i) options to purchase 477,448 shares of our Class A common stock exercisable within 60 days of March 1, 2022 held by Mr. Styka, (ii) 4,010 shares of our Class A common stock held by Mr. Styka, and (iii) 1,604 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Styka.
(11)	Consists of (i) 7,632 shares of our Class A common stock held by Mr. Tang, (ii) 3,053 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Tang, and (iii) 8,535,000 shares of our Class A common stock held by D8 Sponsor LLC (“D8 Sponsor”). David Chu and Mr. Tang are the managers of D8 Sponsor and share voting and investment discretion with respect to the shares of common stock held of record by the D8 Sponsor. Each of the Messrs. Chu and Tang disclaims any beneficial ownership of the securities held by D8 Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of D8 Sponsor is Unit 1008, 10/F, Champion Tower, 3 Garden Road, Central, Hong Kong.
(12)	Consists of (i) 7,632 shares of our Class A common stock held by Mr. Ho and (ii) 3,053 shares of our Class A common stock issuable upon vesting of RSUs within 60 days of March 1, 2022 held by Mr. Ho.

(13)	Based on Schedule 13G filed by Sun Hung Kai & Co Ltd. (“SHK”), a publicly traded company on the Hong Kong Stock Exchange (SEHK: 86), on February 17, 2022. Consists of 5,148,970 shares of our Class A common stock held for the account of Sun Hung Kai Strategic Capital Ltd. (“SHK Strategic Capital”). SHK is the sole shareholder of Shipshape Investments Ltd. (“Shipshape”), which is the sole shareholder of SHK Strategic Capital. As a result of these relationships, each of SHK, Shipshape and SHK Strategic Capital may be deemed to share beneficial ownership of the securities reported herein. The business address of each of SHK, Shipshape and SHK Strategic Capital is 42/F Lee Garden One, 33 Hysan Avenue, Causeway Bay, Hong Kong.
(14)	Based on Schedule 13G filed by Gates Frontier, LLC on September 24, 2021. Consists of 10,096,043 shares of our Class A common stock held by Gates Frontier, LLC. William H. Gates III is the sole member of Gates Frontier, LLC, and as such may be deemed to have sole voting and dispositive power over the shares held by Gates Frontier, LLC. The business address of Gates Frontier, LLC is 2365 Carillon Point, Kirkland, WA 98033.
(15)	Consists of 6,336,190 private placement warrants and 6,336,190 shares of our Class A common stock issuable upon exercise of such private placement warrants. Voting and dispositive power over the shares held by Cadin Limited is exercised by an investment committee consisting of Donald Tang, George Ho and Yunhan Shi. Each member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. The business address of Cadin Limited is Appleby Global Services (Cayman) Limited, PO Box 500, 71 Fort Street, Grand Cayman, KY1-1106, Cayman Islands.

(16)	Consists of (i) 18,283 shares of our Class A common stock held by Dr. Greene and (ii) 3,908,497 shares of our Class B common stock held by Dr. Greene.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

D8

Relationship with Sponsor

Prior to the consummation of D8’s initial public offering, on May 14, 2020, the Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “D8 Founder Shares”). On June 25, 2020, the Sponsor transferred 15,000 D8 Founder Shares to Robert Kirby and 25,000 D8 Founder Shares to each of Michael Kives, Fred Langhammer and Terry Lundgren, resulting in the Sponsor holding 7,097,500 D8 Founder Shares.

Pursuant to letter agreements dated as of July 14, 2020 and April 9, 2021, (the “Letter Agreements”), the Sponsor, Michael Kives, Fred Langhammer, Terry Lundgren, Robert Kirby and each other director and officer of D8 (the “Insiders”) agreed, subject to limited exceptions, not to transfer, assign or sell any of their D8 Founder Shares and any D8 Class A ordinary shares issuable upon conversion thereof (collectively, the “Subject Securities”) until the earlier to occur of: (i) one year after the completion of D8’s initial business combination, or (ii) the date on which D8 completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of D8’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). The Letter Agreements further provided that, if (1) the closing price of Class A ordinary shares equaled or exceeded $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if D8 consummated a transaction after the initial business combination which resulted in its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, the D8 Founder Shares would be released from the lock-up.

In connection with the execution of the Business Combination Agreement, D8 entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor, Michael Kives, Fred Langhammer, Terry Lundgren, Robert Kirby and each other director and officer of D8, pursuant to which, among other things, the Letter Agreements and the lock-up were amended so that the Lock-Up Period (as defined in the Sponsor Support Agreement) applicable to the Subject Securities held by the Insiders will end on the earlier of (a) 180 days after the Closing Date and (b) the date on which the volume weighted average closing sale price of one share of Class A common stock as reported on the NYSE (or the exchange on which the shares of Class A common stock are then listed) is greater than or equal to $12.00 for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (which shall be equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction with respect to Class A common stock occurring on or after the Closing); provided that, the 30 day consecutive trading day period referenced above shall have commenced no earlier than 90 days after the Closing Date.

Private Placement Warrants

Simultaneously with the closing of D8’s initial public offering on July 17, 2020, D8 consummated the private placement of 8,000,000 private placement warrants to the Sponsor (the “private placement warrants”), at a price of $1.00 per private placement warrant, generating gross proceeds of $8.0 million. As a result of the underwriters’ election to fully exercise their over-allotment option in full on July 24, 2020, D8 consummated a private sale of an additional 900,000 private placement warrants to the Sponsor, generating additional gross proceeds of $900,000. Each whole private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the private placement warrants was added to the proceeds from D8’s initial public offering held in D8’s Trust Account. The private placement warrants are identical to the public warrants included in the D8 Units sold in D8’s initial public offering, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, so long as they are held by their initial purchasers or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Closing of the Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.

On December 28, 2020, the Sponsor transferred 3,465,160 private placement warrants to Bright Insight Holdings Limited and 5,434,840 private placement warrants to Cadin Limited, resulting in the Sponsor holding no private placement warrants.

Sponsor Loan

On May 14, 2020, the Sponsor agreed to loan D8 up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Sponsor Note”). D8 borrowed approximately $127,000 under the Sponsor Note and fully repaid this note on July 17, 2020.

Working Capital Loans

On August 23, 2021, D8 issued a convertible promissory note (the “Bright Insight Note”) in the principal amount of $598,650 to Bright Insight Holdings Limited (the “Bright Insight”) and a convertible promissory note (the “Cadin Note” and together with the Bright Insight Note, the “Notes”) in the principal amount of $901,350 to Cadin Limited (“Cadin”). The Notes did not bear interest and were repayable in full on the earlier of (i) July 17, 2022 and (ii) the effective date of the initial business combination (such earlier date, the “Maturity Date”). Bright Insight and Cadin each had the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Note into private placement warrants at a conversion price equal to $1.00 per warrant. We had the right to prepay any outstanding principal amount under the Notes at any time at its election and without penalty; provided, however, that Bright Insight and Cadin would each have a right to first convert such principal balance upon notice of such payment. The Notes were subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Notes and all other sums payable with regard to the Notes becoming immediately due and payable.

In connection with the Closing of the Business Combination, Bright Insight elected to convert the full principal outstanding of $598,650 on the Bright Insight Note into 598,650 private placement warrants and Cadin elected to convert the full principal outstanding of $901,350 on the Cadin Note into 901,350 private placement warrants. Each whole private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Administrative Support Agreement

Commencing upon consummation of its initial public offering, D8 reimbursed the affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support services provided to members of its management team. D8 incurred and paid approximately $145,000 in these fees for the period from May 8, 2020 through the Closing of the Business Combination. Upon completion of the Business Combination, D8 ceased paying these monthly fees.

D8’s executive offices were located at Unit 1008, 10/F Champion Tower, 3 Garden Road, Central, Hong Kong, which office space was leased by an affiliate of the Sponsor.

Underwriting Discount

UBS, as the underwriter of D8’s initial public offering, which provided certain advice to D8 in connection with the Business Combination, received an underwriting commission of $6,037,500 in connection with the Closing of the Business Combination.

PIPE Financing

In connection with the execution of the Business Combination Agreement, D8 entered into subscription agreements on April 15, 2021 and September 9, 2021 with certain qualified institutional buyers and accredited investors (the “PIPE Investors”), pursuant to which, among other things, D8 issued and sold in the financing an aggregate of 14,200,000 shares of Class A common stock to the PIPE Investors, for $10.00 per share immediately prior to the Closing, for aggregate gross proceeds of $142.0 million (the “PIPE Financing”). E15 Fund Advisors (HK) Limited (of which (i) Philip Liang has shared voting and investment control over the entity’s shares and (ii) Donald Tang has pecuniary interest but disclaims any beneficial ownership over the entity’s shares) purchased 300,000 shares of Class A common stock, Khosla Ventures V, LP (of which Samir Kaul has shared voting and investment control over the entity’s shares) purchased 333,334 shares of Class A common stock, and Innovation Endeavors III LP (of which Dror Berman has shared voting and investment control over the entity’s shares) purchased 333,333 shares of Class A common stock in the PIPE Financing.

Legacy Vicarious

Series A3 Financing

On July 2, 2020, Legacy Vicarious entered into a Series A3 preferred stock purchase agreement, as amended on November 5, 2020 and December 11, 2020, pursuant to which, from July 2, 2020 through December 11, 2020, Legacy Vicarious issued an aggregate of 4,143,304 shares of Legacy Vicarious Series A3 preferred stock at a purchase price of $3.2862 per share for aggregate consideration of approximately $13.6 million. The outstanding shares of Legacy Vicarious Series A3 preferred stock were exchanged for shares of Class A common stock in connection with the Closing of the Business Combination.

The participants in this preferred stock financing include certain holders of more than 5% of Legacy Vicarious capital stock and entities related to Legacy Vicarious’ directors. The following table sets forth the aggregate number of shares of Legacy Vicarious Series A3 preferred stock issued to these related persons in this preferred stock financing:

Name	Shares	Aggregate Purchase Price	Date of Issuance
Khosla Ventures(1)	304,302	$999,997	July 2, 2020
Innovation Endeavors(2)	304,302	$999,997	July 2, 2020
Gates Frontier, LLC(3)	304,302	$999,997	July 2, 2020

(1)	Consists of 304,302 shares of Legacy Vicarious Series A3 preferred stock purchased by Khosla Ventures, V, LP. Samir Kaul, General Partner of Khosla Ventures, is a member of our board directors.
(2)	Consists of 304,302 shares of Legacy Vicarious Series A3 preferred stock purchased by Innovation Endeavors III, LP. Dror Berman, Partner of Innovation Endeavors, is a member of our board directors.
(3)	Consists of 304,302 shares of Legacy Vicarious Series A3 preferred stock purchased by Gates Frontier, LLC.

Investors’ Rights, Voting and Right of First Refusal Agreements

In connection with Legacy Vicarious’ Series A3 preferred stock financing, Legacy Vicarious entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Legacy Vicarious preferred stock. In connection with the Closing of the Business Combination, these agreements were terminated.

Agreements with Vicarious Surgical Stockholders

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, we entered into the Amended and Restated Registration Rights Agreement with the Sponsor, D8’s independent directors and certain Legacy Vicarious stockholders, pursuant to which, among other things, the parties to the Amended and Restated Registration Rights Agreement agreed, subject to certain exceptions, not to effect any sale or distribution of any of our equity securities held by any of them (except with respect to shares of Class A common stock acquired in open market transactions or by the Sponsor or D8’s independent directors pursuant to the PIPE Financing) during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein.

Director Nomination Agreement

At the Closing of the Business Combination, we entered into the Director Nomination Agreement with the Sponsor, pursuant to which, the Sponsor is entitled to certain rights to nominate two members to serve on our board of directors effective as of the Closing Date, subject to the conditions set forth in the Director Nomination Agreement. The Sponsor’s initial nominees to our board of directors were Donald Tang and David Ho. The Sponsor’s right to nominate one such member to our board of directors shall expire at our 2022 annual meeting of stockholders and the right to nominate the other member to our board of directors shall expire upon the earlier of (i) the first date on which the Sponsor ceases to beneficially own at least 2.5% of our issued and outstanding common stock and (ii) the termination of the Director Nomination Agreement as of the date that is 36 months after the Closing Date.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with the Closing of the Business Combination, we entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, the Charter and the Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the Bylaws also require us to advance expenses incurred by our directors and officers. We will also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us or any of our subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

●	any person who is or was an executive officer, director, or director nominee of our at any time since the beginning of our last fiscal year;

●	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of our last fiscal year;

●	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of our voting securities (a “Significant Stockholder”); or

●	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of ours.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

We have implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of our voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of the board of directors) for review.

To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the related person’s interest in the transaction;

●	the approximate dollar value of the amount involved in the transaction;

●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the transaction; and

●	any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to us and in our best interests.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, we have determined that Messrs. Kaul, Berman, Fulop, Liang and Styka and Dr. Ho, representing six of our nine directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

At the completion of the Business Combination, on September 17, 2021, our board of directors engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2021. The following is a summary of fees paid to Deloitte for services rendered for the fiscal year ended December 31, 2021.

2021
Audit fees (1)	$595,631
Audit-related fees (2)	1,587,471
Tax fees (2)	—
All other fees (2)	—
Total	$2,183,102

(1)	Audit fees consisted of audit work performed in the preparation of consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as quarterly review procedures and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2)	There were no tax and other related fees in 2021.

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Item 15(a). The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2) See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.).		Form 8-K (Exhibit 2.1)	4/15/2021	001-39384
3.1	Certificate of Incorporation of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.1)	9/23/2021	001-39384
3.2	Amended and Restated Bylaws of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.2)	9/23/2021	001-39384
4.1	Description of Securities	X
4.2	Specimen Class A Common Stock Certificate		Form 8-K (Exhibit 4.1)	9/23/2021	001-39384
4.3	Warrant Agreement, dated as of July 14, 2020, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	7/17/2020	001-39384
10.1	Form of Subscription Agreement, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	4/15/2021	001-39384
10.2.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC.		Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055
10.2.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC		Form 8-K (Exhibit 10.1)	10/20/2021	001-39384

10.2.3†	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021		Form 8-K (Exhibit 10.2)	10/20/2021	001-39384
10.3+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055
10.4+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055
10.5+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and William Kelly.		Form S-4/A (Exhibit 10.15)	7/15/2021	333-257055
10.6+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and June Morris.		Form S-4/A (Exhibit 10.16)	7/15/2021	333-257055
10.7+	Letter Agreement, dated as of June 2, 2021, by and between Vicarious Surgical and David Styka.		Form S-4/A (Exhibit 10.17)	7/15/2021	333-257055
10.8+	Nonemployee Director Compensation Policy.		Form S-4/A (Exhibit 10.18)	7/15/2021	333-257055
10.9+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.		Form 8-K (Exhibit 10.9)	09/23/2021	001-39384
10.10+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, and forms of agreement thereunder, as amended.	X
10.11	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	09/23/2021	001-39384
10.12+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	09/23/2021	001-39384
10.13	Director Nomination Agreement, dated as of September 17, 2021, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and D8 Sponsor LLC.		Form 8-K (Exhibit 10.13)	09/23/2021	001-39384
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/15/2021	333-260281
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	The certifications furnished in Exhibit 32 attached hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICARIOUS SURGICAL INC.

Date: March 31, 2022	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Adam Sachs	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2022
Adam Sachs

/s/ William Kelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2022
William Kelly

/s/ David Styka	Chairman	March 31, 2022
David Styka

/s/ Sammy Khalifa	Director	March 31, 2022
Sammy Khalifa

/s/ Samir Kaul	Director	March 31, 2022
Samir Kaul

/s/ Philip Liang	Director	March 31, 2022
Philip Liang

/s/ Ric Fulop	Director	March 31, 2022
Ric Fulop

/s/ Dror Berman	Director	March 31, 2022
Dror Berman

/s/ Donald Tang	Director	March 31, 2022
Donald Tang

/s/ David Ho	Director	March 31, 2022
David Ho

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vicarious Surgical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vicarious Surgical Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock, common stock, and stockholders’ equity/(deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2020.

VICARIOUS SURGICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 and 2020
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$173,507	$16,867
Prepaid expenses and other current assets	4,867	258
Total current assets	178,374	17,125
Restricted cash	1,055	118
Property and equipment, net	2,250	445
Other long-term assets	—	100
Total assets	$181,679	$17,788

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,500	$373
Accrued expenses	4,098	394
Current portion of equipment loans	47	47
Current portion of term loan	600	—
Total current liabilities	6,245	814
Deferred rent	1,631	58
Equipment loans, net of current portion	16	63
Term loan, net of current portion and issuance costs	675	—
Warrant liabilities	90,021	—
Total liabilities	98,588	935

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 10)	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Class A Common stock, $0.0001 par value; 300,000,000 and 200,000,000 shares authorized at December 31, 2021 and 2020, respectively; 99,979,207 and 67,640,740 issued and outstanding at December 31, 2021 and 2020, respectively	12	7
Class B Common stock, $0.0001 par value; 22,000,000 and 20,000,000 shares authorized at December 31, 2021 and 2020, respectively; 19,789,860 and 19,572,257 shares issued and outstanding at December 31, 2021 and 2020	—	2
Additional paid-in capital	149,877	48,435
Accumulated deficit	(66,798)	(31,591)
Total stockholders’ equity	83,091	16,853

Total liabilities and stockholders’ equity	$181,679	$17,788

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands except, per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$22,059	$9,796
Sales and marketing	2,961	861
General and administrative	13,203	2,328
Total operating expenses	38,223	12,985
Loss from operations	(38,223)	(12,985)
Other income (expense):
Change in fair value of warrant liabilities	3,085	—
Interest income	20	113
Interest expense	(89)	(3)
Loss before income taxes	(35,207)	(12,875)
Provision for income taxes	—	—
Net loss	$(35,207)	$(12,875)
Net loss per share of Class A and Class B common stock, basic and diluted	$(0.36)	$(0.16)

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND
STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(In thousands, except share data)

	Convertible Preferred Stock			Class A & B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity/(Deficit )
Balance, January 1, 2020	52,885,027		$33,150	17,613,962	$2	$1,196	(18,716)	(17,518)
Retroactive application of recapitalization (Note 1)	(52,885,027)		(33,150)	52,885,027	5	33,145	—	33,150
Adjusted balance, beginning of period	—		—	70,498,989	7	34,341	(18,716)	15,632
Series A-3 financing, net issuance cost of $95	—		—	13,665,901	1	13,519	—	13,520
Exercise of common stock options	—		—	436,950	—	43	—	43
Stock-based compensation	—		—	—	—	448	—	448
Vesting of restricted stock	—		—	2,611,157	1	(1)	—	—
Issuance of common stock warrants	—		—	—	—	85	—	85
Net loss	—		—	—	—	—	(12,875)	(12,875)
Balance, December 31, 2020	—		—	87,212,997	9	48,435	(31,591)	16,853
Reverse recapitalization, net of transaction costs (Note 1)	—		—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—		—	146,577	—	—	—	—
Exercise of common stock options	—		—	1,558,908	—	421	—	421
Exercise of public warrants	—		—	1,370	—	16	—	16
Stock-based compensation	—		—	—	—	3, 694	—	3,694
Vesting of restricted stock	—		—	269,243	—	—	—	—
Net loss	—		—	—	—	—	(35,207)	(35,207)
Balance, December 31, 2021		$		119,769,067	$12	$149,877	$(66,798)	$83,091

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020
(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,207)	$(12,875)
Adjustments to reconcile net loss to net cash used in operating
Operating activities:
Depreciation	316	157
Loss on disposal of fixed assets	8	—
Stock-based compensation	3,694	448
Amortization of debt issuance costs	21	—
Change in fair value of warrant liabilities	(3,085)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,609)	(3)
Accounts payable	1,127	170
Accrued expenses	3,704	80
Deferred rent	733	—
Other noncurrent assets	—	(15)
Net cash used in operating activities	(33,298)	(12,038)
Cash flows from investing activities:
Purchases of property and equipment	(1,289)	(120)
Proceeds from short term investments	—	13,324
Net cash provided by/(used in) investing activities	(1,289)	13,204
Cash flows from financing activities:
Repayment of equipment loans	(47)	(48)
Proceeds from issuance of common stock, net of issuance costs	—	13,520
Proceeds from term loan	1,500	—
Repayment of term loan	(150)	—
Proceeds from reverse recapitalization, net of issuance costs	190,424	—
Proceeds from exercise of public warrants	16	—
Proceeds from exercise of stock options	421	43
Net cash provided by financing activities	192,164	13,515
Change in cash, cash equivalents and restricted cash	157,577	14,681
Cash, cash equivalents and restricted cash, beginning of year	16,985	2,304
Cash, cash equivalents and restricted cash, end of year	$174,562	$16,985

Reconciliation of restricted cash:
Cash and cash equivalents	173,507	16,867
Restricted cash	1,055	118
	$174,562	$16,985
Supplemental cash flow information:
Interest paid	$36	$3

Non-cash investing and financing activities:
Leasehold improvements funded by the landlord	$840	$—
Warrants assumed in acquisition	$93,110	$—
Issuance of warrants recorded as deferred financing costs	$—	$85

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
aS OF AND FOR THE YEARs ENDED DECEMBER 31, 2021 AND 2020
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

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to the “Company” and “Vicarious Surgical” refer to the consolidated operations of Vicarious Surgical Inc. References to “D8” refer to the company prior to the consummation of the Business Combination and references to “Legacy Vicarious Surgical” refer to Vicarious Surgical Inc. prior to the consummation of the Business Combination.

On April 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D8 Holdings Corp (“D8”) to effect a business combination between D8 and the Company with the Company surviving the merger as a wholly owned subsidiary of D8 (the “Business Combination”). On September 17, 2021 the Merger Agreement was effected, and each share of Vicarious Surgical Inc. stock was exchanged for 3.29831 shares of D8 common stock. The Company received total proceeds of $77,993 after redemptions. In connection with the Business Combination, D8 entered into subscription agreements with subscribers who agreed to purchase an aggregate of 14,200,000 shares of Class A common stock for a purchase price of $142,000 (the “PIPE”), all of which were issued on the effective date. In total, this provided the Company cash of $190,424, which is net of transaction costs of $29,569.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to September 17, 2021, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Vicarious Surgical’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Vicarious Surgical’s outstanding convertible preferred stock and Legacy Vicarious Surgical’s common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 3.29831 established in the Business Combination. Legacy Vicarious Surgical’s convertible preferred stock previously classified as mezzanine was retroactively adjusted, converted into common stock and reclassified to permanent as a result of the reverse recapitalization.

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations.

Fair Value of Financial Instruments

US GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. US GAAP provides a fair value hierarchy that prioritizes the inputs for the valuation techniques. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) and minimizes the use of unobservable inputs. The most observable inputs are used, when available. The three levels of the fair value hierarchy are described as follows:

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived from, or corroborated by, observable market data by correlation or other means.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

The fair value of Public Warrants, was determined from their trading value on public markets. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $1,055 and $118 at December 31, 2021 and 2020, respectively as collateral for letters of credit related to the Company’s leases. The balance is classified as long-term on the Company’s balance sheets as the lease periods end beginning in December 2023 through February 2029.

Short-Term Investments

All of the Company’s investments, which consist of certificates of deposit, are classified as available for sale and are carried at fair value. There were no unrealized gains for the years ended December 31, 2021 and 2020. The Company held no other investments as of December 31, 2021 and 2020.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. During 2021, in connection with a lease termination, the Company disposed of $24 of fixed assets with accumulated depreciation of $16 incurring an $8 loss on the disposal.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the statements of operations for 2021 and 2020.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the development of its virtual reality surgical system.

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

3. ACQUISITION

On September 17, 2021, the Company and D8 consummated the Business Combination with Legacy Vicarious Surgical surviving the merger as a wholly-owned subsidiary of D8. Upon the consummation of the Business Combination, each share of Legacy Vicarious Surgical issued and outstanding was exchanged for 3.29831 shares (the “Exchange Ratio”) of the Company’s common stock (the “Merger Consideration”).

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

The following table reconciles the elements of the Business Combination to the statement of cash flows and the statement of changes in equity for the year ended December 31, 2021.

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE Financing	142,000
Less: Transaction costs and advisory fees	(29,569)
Net proceeds from reverse recapitalization	190,424
Less: Warrant liabilities assumed	(93,110)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)	The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	December 31,
	Useful Lives	2021	2020
Machinery and equipment	3 to 5 years	$957	$535
Furniture and fixed assets	3 to 7 years	186	103
Computer hardware and software	3 years	259	67
Leasehold improvements	Lesser of lease term or asset life	1,432	24
Total property and equipment		2,834	729

Less accumulated depreciation		(584)	(284)

Property and equipment, net		$2,250	$445

During 2021, the Company received $840 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lesser of the lease term or each asset’s life. The $840 amount paid to vendors by the landlord has been included in deferred rent and leasehold improvements and is being amortized as a reduction to rent expense on a straight-line basis over the life of the lease.

During 2021, in connection with a lease termination, the Company disposed of $24 of fixed assets with accumulated depreciation of $16 incurring an $8 loss on the disposal which was included in general and administrative expense.

Depreciation expense for the years ended December 31, 2021 and 2020 was $316 and $157, respectively. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $155 and $97 at December 31, 2021 and 2020, respectively.

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$171,196	$—	$—	$171,196
Total assets	$171,196	$—	$—	$171,196
Liabilities:
Warrant liabilities - public warrants	$37,085	$—	$—	$37,085
Warrant liabilities - private warrants	—	$—	52,936	52,936
Total liabilities	$37,085	$—	$52,936	$90,021

	December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$15,768	$—	$—	$15,768
Total assets	$15,768	$—	$—	$15,768

Money market funds are classified as cash and cash equivalents and short term investments, respectively.

The fair value of the Public Warrants was determined from their value trading on the public markets.

The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the year ended December 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $3.1 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

The Company estimates the volatility of its warrants based on implied volatility from the Company’s publicly traded Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement:

Private Warrants	As of September 17, 2021	As of September 30, 2021	As of December 31, 2021
Volatility	62.5%	62.5%	60.0%
Stock price	$11.57	$14.96	$10.62
Expected life	5.0 years	5.0 years	4.7 years
Risk-free rate	0.90%	1.00%	1.2%
Dividend yield	0.00%	0.00%	0.00%

The following table shows the change in number and value of the Warrants since September 17, 2021, the date they were assumed:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
September 17, 2021	17,249,991	$29,670	10,400,000	$63,440	27,649,991	$93,110
Exercised	(1,370)	(4)	—	—	(1,370)	(4)
Change in value	—	$7,419	—	$(10,504)	—	$(3,085)
December 31, 2021	17,248,621	$37,085	10,400,000	$52,936	27,648,621	$90,021

6. ACCRUED EXPENSES

The following table summarizes the Company’s components of accrued expenses (in thousands):

	Year Ended December 31,
	2021	2020
Compensation and benefits related	$3,233	$291
Professional services and other	865	103
Total accrued expenses	$4,098	$394

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

The term loan is interest-only through September 30, 2021, at which time the Company made the first of 30 equal monthly payments of principal plus interest. Upon receipt of the second tranche, the interest-only window will be extended by six months to March 30, 2022, then followed by twenty-four equal monthly payments of principal plus interest.  The term loan bears interest at a floating rate equal to the Prime Rate, but not less than a minimum rate of 3.25%. In addition, the final payment made at the earlier of the maturity of the loan or its termination is to include a deferred interest payment of 7.5% of the amount borrowed, resulting in a minimum annual rate of 5.98% to be paid to the lender. In the event the Company chooses to repay the term loan prior to the first anniversary of the term loan closing, a prepayment fee of 3% of the outstanding principal balance will apply. The prepayment fee is reduced to 2% if paid after the first anniversary date but before the second anniversary date and then is 1% thereafter. The prepayment fee does not apply if the Company and the bank agree to refinance the loan prior to maturity.

The loan has no financial covenants but does contain monthly reporting requirements and gives the lender a first priority lien on all Company assets. No amounts were outstanding as of December 31, 2020. In March of 2021, the Company borrowed the first tranche of $1.5 million. As of December 31, 2021, $1.4 million was outstanding on the term loan.

Deferred Financing Costs

In connection with the term loan, the Company incurred $0.1 million in expenses, inclusive of the warrant expense, which are included in other long-term assets at December 31, 2020 and were then netted against the loan proceeds drawn in March 2021. The Company is amortizing these costs over the life of the borrowing. The Company amortized $21 of deferred financing costs for the year ended December 31, 2021.

Common Stock Warrant

In connection with the term loan, the Company issued the lender a warrant to purchase 254,794 shares of common stock at $0.41 per share.  The common stock warrant was exercisable for 10 years from the date of issuance, was structured to survive a merger or acquisition (except all-cash and/or public stock acquisitions) and allowed for cashless exercise in whole or part.  The fair value of the common stock warrant was $0.33 per share at the grant date, and the Company recorded a total of $85 in deferred financing costs associated with the warrant issuances which are included in other long-term assets at December 31, 2020. At the time of the Company’s recapitalization, the lender elected to cashless exercise the warrants resulting in the net issuance of 146,577 shares of common stock. The remaining warrants were cancelled due to the Company’s decision not to borrow the second tranche.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of December 31, 2021 and 2020, the aggregate outstanding principal balance of the equipment loans was $16 and $63, respectively, net of current portion of $47.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $4:

Years Ended December 31,
2022	$50
2023	17
Total future equipment payments	$67

8. COMMITMENTS and CONTINGENCIES

The Company leases its office facility under noncancelable operating lease agreements expiring in March of 2032. Rent expense for the years ended December 31, 2021 and 2020 was $1,447 and $447, respectively.

On January 25, 2021, the Company entered into a twelve-year lease agreement that commences on April 1, 2021 and ends on February 28, 2029, for its new corporate headquarters. Rental payments due over the period of the lease total $9.7 million. On October 14, 2021, the lease was amended to add additional space and was simultaneously extended to end on March 31, 2032. Rental payments due over the period of the lease were amended from $9.7 million to $25.0 million.

In November of 2021, the landlord of the Company’s lease for its previous corporate headquarters, terminated the agreement and the Company and the landlord were disputing amounts due to the parties, if any, in accordance with the terms of the lease agreement. Subsequent to year end, the Company and landlord have agreed to settle their dispute for a payment to the landlord of $118. The Company has recorded this settlement by accruing $118 to general and administrative expense as of December 31, 2021. As the lease has been terminated, the minimum lease payments that would have been due under the agreement have been excluded from the future minimum lease payments table presented below.

The following table presents the future minimum lease payments required under the Company’s noncancellable operating leases at December 31, 2021:

Years Ended December 31,
2022	$1,644
2023	2,162
2024	2,286
2025	2,358
2026	2,430
Thereafter	13,936
Total future minimum lease payments	$24,816

Legal Proceedings — From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

9. INCOME TAXES

The Company’s entire pretax loss for the years ended December 31, 2021 and 2020 was from its U.S. domestic operations.

The Company recorded a tax loss for the years ended December 31, 2021 and 2020. Therefore, the Company recorded no current or deferred income tax expense or benefit for the years ended December 31, 2021 and 2020.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income at US Statutory Rate	21%	21%
State taxes, net of Federal benefit	8%	6%
Permanent differences	0%	(1)%
Change in fair value of warrants	2%	⸻ %
Transaction costs	5%	⸻ %
Stock-based compensation	(1)%	⸻ %
Tax credits	4%	4%
Change in valuation allowance	(39)%	(30)%
	0%	0%

The Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$18,269	$7,602
Tax credits	2,727	1,244
Stock based compensation	657	23
Accruals and reserves	1,065	23
Depreciation and amortization	56	104
Total deferred tax assets before valuation allowance	22,774	8,996
Valuation allowance	(22,774)	(8,996)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020 the Company is in a net deferred tax asset position. The deferred tax assets consist principally of net operating loss carryforwards and research and development tax credits. The future realization of the tax benefits from existing temporary differences and tax attributes, ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of projected future taxable income, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company has determined that it was more likely than not that the Company would not recognize the benefits of its federal and state net deferred tax assets. Accordingly, the Company has a full valuation allowance against the deferred tax assets as of December 31, 2021 and 2020. The change in the valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $13.8 million and $3.9 million, respectively.

The Company has incurred losses since inception that would generally be available to reduce future taxable income. As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $67.3 million which includes $2.8 million that expire at various dates from 2034 through 2037, and $64.5 million that have an unlimited carryforward period. As of December 31, 2021, the Company had state net operating loss carryforwards of $65.2 million which includes $65.0 million that expire at various dates from 2035 through 2041, and $0.2 million that have an unlimited carryforward period.

As of December 31, 2021, the Company had U.S. federal and state research and development tax credits of $1.6 million and $1.4 million respectively.

The future realization of the Company’s net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under Code Section 382. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (as defined in Section 382 of the Code), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

The Company files income tax returns in the U.S. federal jurisdiction and in any state and local jurisdiction in which it operates. The Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2021, the tax years from 2018 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2021, the Company has not recorded any liabilities related to uncertain tax positions in its financial statements. Similarly, the Company has not accrued any interest and penalties related to uncertain tax positions as of December 31, 2021. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

10. STOCKHOLDERS’ EQUITY

Authorized Shares

At December 31, 2021, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2021, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

	Prior to Business Combination
	Shares
Legacy Convertible Preferred Stock	Authorized	Issued and Outstanding	Preferred Stock
Series A Legacy Convertible Preferred Stock, $0.0001 par value	16,740,853	16,740,853	$6,477
Series A1 Legacy Convertible Preferred Stock, $0.0001 par value	26,107,321	26,107,321	16,678
Series A2 Legacy Convertible Preferred Stock, $0.0001 par value	10,036,853	10,036,853	9,995
Series A3 Legacy Convertible Preferred Stock, $0.0001 par value	18,267,057	13,665,901	13,520
Total	71,152,084	66,550,928	$46,670

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

Dividends — Dividends may be declared and paid on Legacy Series Preferred Stock from funds lawfully available as and when determined by the Company’s Board of Directors. Through the date of the conversion and through December 31, 2021, no dividends have been declared.

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

In 2021, subsequent to the recapitalization, the Company issued 749,691 restricted stock units (“RSUs”) of Class A common stock to employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting for the years ended December 31, 2021 and 2020, is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2020	217,602	$0.05
Granted	749,692	$12.53
Vested	(269,243)	$2.42
Balance of unvested shares - December 31, 2021	698,051	$12.54

The total stock-based compensation related to the RSUs during the years ended December 31, 2021, was $0.8 million. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $8.4 million and is expected to be recognized over a weighted average period of 3.3 years. The aggregate intrinsic value of the awards granted and vested during the year ended December 31, 2021 was $6.4 million and $0.5 million, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2021 was $6.0 million.

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

As of December 31, 2021, the Company had 17,248,621 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

The Public Warrants became exercisable at $11.50 per share 30 days after the completion of the September 17, 2021 Business Combination. When the warrants became redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

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

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

11. Stock-based Compensation

2014 Plan — In 2014, the Board of Directors approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Awards may be made under the Plan for up to 19,914,315 shares of Class A common stock. The Board of Directors administers the 2014 Plan and determines the exercise price of options, purchase price for restricted stock, the rates at which awards vest, and the other terms and conditions of the awards. Options and restricted stock generally vest 25% upon the first anniversary of the grant date and at the rate of 6.25% per quarter thereafter over a three-year period for employees or over the service period for nonemployees and expire 10 years from the date of grant. The 2021 Plan replaced the 2014 Plan.

2021 Plan — In 2021, the Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Awards may be made under the Plan for up to 18,384,074 shares of common stock (either Class A or Class B). The Board of Directors administers the 2021 Plan and determines the exercise price of options, purchase price for restricted stock, the rates at which awards vest, and the other terms and conditions of the awards. Options and restricted stock generally vest 25% upon the first anniversary of the grant date and at the rate of 6.25% per quarter thereafter over a three-year period for employees or over the service period for nonemployees and expire 10 years from the date of grant.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. Prior to the Business Combination, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from a third-party valuation, the Company’s financial position and historical financial performance, the status of technological development within the Company’s proposed products, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as the Company’s common stock was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

During the years ended December 31, 2021 and 2020, the Company granted options to purchase 5,870,433 and 3,415,779 shares, respectively of common stock, to employees and consultants with a fair value of $21.3 million and $0.8 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020
Risk-free interest rate	0.45% - 1.45%	0.26% - 0.53%
Expected lives, in years	5.20 - 6.11	5.00 - 6.08
Dividend yield	—%	—%
Expected volatility	69.66% - 71.02%	67.45% - 70.36%
Fair value of Common Stock	$1.90 - $13.05	$1.34

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

At December 31, 2021 and 2020, the total gross unrecognized stock-based compensation expense related to unvested stock options aggregated $18.8 million and $1.1 million, respectively. The costs remaining as of December 31, 2021 and 2020 are expected to be recognized over a weighted-average period of 3.01 and 3.18 years, respectively.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	2021	2020
Research and development	$975	$335
Sales and marketing	621	(6)
General and administrative	2,098	119
Total	$3,694	$448

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 4,506,133 shares available for award under the Plan at December 31, 2021.

The option activity of the Plan for the year ended December 31, 2021, is as follows:

			Weighted Average Remaining
		Exercise	Contractual Life
	Options	Price	(in Years)

Outstanding at January 1, 2021	8,890,535	$0.31	7.89
Granted	5,870,433	5.82	9.41
Exercised	(1,558,908)	0.28	7.05
Cancelled, forfeited, or expired	(1,192,292)	1.14	-

Outstanding at December 31, 2021	12,009,768	$2.92	7.76
Options vested December 31, 2021	4,280,515	$0.50	5.28

Options vested and expected to vest at December 31, 2021	12,009,768	$2.92	7.76

The weighted-average grant date fair value for options granted during 2021 and 2020 was $3.62 and $0.25, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020, was $13.0 million and $33 thousand respectively. The aggregate intrinsic value of options exercisable at December 31, 2021 and 2020, was $34.7 million and $0.8 million respectively. The aggregate intrinsic value of options outstanding at December 31, 2021 and 2020, was $76.4 million and $0.9 million respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2021 and 2020, the Company has reserved the following shares of Class A Common Stock for future issuance (in thousands):

	Year Ended December 31,
	2021	2020
Common Stock options outstanding	12,010	8,891
Shares available for issuance under the Plan	4,506	5,699
Bank warrants	-	254
Public warrants	17,249	17,250
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	44,165	42,494

12. EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers a company-funded matching contribution which totaled $424 and $223 for each of the years ended December 31, 2021 and 2020, respectively.

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

	For the Year Ended December 31,
	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(35,207)	$(12,875)
Denominator for basic and diluted net loss per share:
Weighted average shares	96,690,716	78,736,661
Net loss per Class A and Class B common stock – basic and diluted	$(0.36)	$(0.16)

For the years ended December 31, 2021 and 2020 the effect of dilutive securities, including non-vested stock options, restricted stock awards, and common stock warrants was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the periods and their inclusion would be antidilutive. Dilutive securities excluded were 39,658,398 and 52,456,129 shares for the years ended December 31, 2021 and 2020, respectively.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that no subsequent events other than that disclosed above or in the notes to these financial statements have occurred that would require recognition or disclosure in these financial statements.

******