Form 10-Q
period 2022-03-31
Vicarious Surgical Inc.
filed 2022-05-09
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 101,454,717 shares of Class A common stock outstanding and 19,789,860 shares of Class B common stock outstanding.

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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K  and in other filings that we make with the Securities and Exchange Commission. The risks described in such filings are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$157,011	$173,507
Prepaid expenses and other current assets	3,852	4,867
Total current assets	160,863	178,374
Restricted cash	936	1,055
Property and equipment, net	4,087	2,250
Right-of-use assets	14,085	—
Total assets	$179, 971	$181,679

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,118	$1,500
Accrued expenses	3,045	4,098
Lease liabilities, current portion	580	—
Current portion of equipment loans	47	47
Current portion of term loan	600	600
Total current liabilities	6,390	6,245
Lease liabilities, net of current portion	15,520	—
Deferred rent	—	1,631
Equipment loans, net of current portion	4	16
Term loan, net of current portion and issuance costs	534	675
Warrant liabilities	29,292	90,021
Total liabilities	51,740	98,588

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 101,378,795 and 99,979,207 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at March 31, 2022 and December 31, 2021; 19,789,860 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	152,490	149,877
Accumulated deficit	(24,271)	(66,798)
Total stockholders’ equity	128,231	83,091
Total liabilities and stockholders’ equity	$179, 971	$181,679

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except, per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,848	$3,607
Sales and marketing	1,402	226
General and administrative	6,930	1,398
Total operating expenses	18,180	5,231
Loss from operations	(18,180)	(5,231)
Other income (expense):
Change in fair value of warrant liabilities	60,728	—
Interest income	8	1
Interest expense	(29)	(1)
Income/(loss) before income taxes	42,527	(5,231)
Provision for income taxes	—	—
Net income/(loss) and comprehensive gain/(loss)	$42,527	$(5,231)
Net income/(loss) per share of Class A and Class B common stock, basic	$0.35	$(0.06)
Net income/(loss) per share of Class A and Class B common stock, diluted	$0.33	$(0.06)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

 (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2022
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	—	$—	119,769,067	$12	$149,877	$(66,798)	$83,091
Exercise of common stock options	—	—	1,342,852	—	336	—	336
Exercise of public warrants	—	—	20	—	—	—	—
Vesting of restricted stock	—	—	56,716	—	—	—	—
Stock-based compensation	—	—	—	—	2,277	—	2,277
Net income	—	—	—	—	—	42,527	42,527
Balance, March 31, 2022	—	$—	121,168,655	$12	$152,490	$(24,271)	$128,231

	Three Months Ended March 31, 2021
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	$(31,591)	$(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Exercise of common stock options	—	—	246,476	—	56	—	56
Stock-based compensation	—	—		—	256	—	256
Vesting of restricted stock	—	—	217,603	—	—	—	—
Net loss	—	—	—	—	—	(5,231)	(5,231)
Balance, March 31, 2021	—	$—	87,677,076	$9	$48,747	$(36,822)	$11,934

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$42,527	$(5,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	185	41
Stock-based compensation	2,277	256
Amortization of capitalized debt issuance costs	8	—
Non-cash lease expense	217	—
Change in fair value of warrant liabilities	(60,728)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,015	(164)
Accounts payable	618	132
Accrued expenses	(1,053)	827
Lease liabilities	167	—
Deferred rent	—	(1)
Net cash used in operating activities	(14,767)	(4,140)
Cash flows from investing activities:
Purchases of property and equipment	(2,022)	(128)
Net cash (used in)/provided by investing activities	(2,022)	(128)
Cash flows from financing activities:
Repayment of equipment loans	(12)	(8)
Proceeds from term loan	—	1,500
Repayment of term loan	(150)	—
Proceeds from exercise of stock options	336	56
Net cash provided by financing activities	174	1,548
Change in cash, cash equivalents and restricted cash	(16,615)	(2,720)
Cash, cash equivalents and restricted cash, beginning of period	174,562	16,985
Cash, cash equivalents and restricted cash, end of period	$157,947	$14,265

Reconciliation of restricted cash:
Cash and cash equivalents	157,011	13,643
Restricted cash	936	622
	$157,947	$14,265
Supplemental cash flow information:
Interest paid	$11	$1

Non-cash investing and financing activities:
Issuance of warrants recorded as deferred financing costs	$—	$85

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2022, our results of operations, and stockholders’ equity for the three months ended March 31, 2022 and 2021, and our cash flows for the three-month periods ended March 31, 2022 and 2021. The operating results for the three-month period ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The carrying values of prepaid expenses, right of use assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 and $1,055 at March 31, 2022 and December 31, 2021, respectively as collateral for letters of credit related to the Company’s leases. The balance is classified as long-term on the Company’s balance sheets as the lease periods end beginning in December 2023 through February 2029.

Short-Term Investments

All of the Company’s investments, which consist of certificates of deposit, are classified as available for sale and are carried at fair value. There were no unrealized gains for the three month period ended March 31, 2022 and year ended December 31, 2021. The Company holds no short-term investments as of March 31, 2022.

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

As part of the Business Combination, the Company assumed 17,249,991 Public Warrants that are exercisable to purchase shares of Class A common stock to investors as well as 10,400,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through March 31, 2022, that would indicate its long-lived assets are impaired.

Leases

Prior to January 1, 2022, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). The Company recorded monthly rent expense on a straight-line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent.

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective transition method. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

The adoption of ASC 842 requires lessees to record a lease liability which is initially measured at the present value of all future lease payments, and a right-of-use asset, associated with operating leases, is recorded on the Company’s balance sheet. The standard also requires a single lease expense to be recognized within the statement of operations on a straight-line basis over the lease term.  The effects of the Company’s January 1, 2022 adoption of ASC 842 resulted in the Company recording lease liabilities and right-of-use assets associated with its operating leases on its consolidated balance sheet and did not have any effect on the consolidated statement of operations or consolidated statement of cash flows.

As part of the adoption of ASC 842, the Company elected to use the package of practical expedients permitted under the transition guidance. As a result, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For each asset class and the related lease agreements in which the Company is the lessee that include lease and non-lease components, the Company made an election about the use of the practical expedient on all leases entered into or modified after January 1, 2022 to combine lease and non-lease components.  Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others, as the Company’s common stock is was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/(loss) per share attributable to common stockholders is computed by dividing the diluted net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding stock options, restricted stock units and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding when their effect is anti-dilutive.

Comprehensive Income/(Loss)

There were no differences between net income/(loss) and comprehensive income/(loss) presented in the statements of operations for the three month periods ended March 31, 2022 and 2021.

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

In connection with the execution of the definitive agreement for the Business Combination, D8 entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and D8 agreed to sell to the Subscribers, an aggregate of 14,200,000 shares of the Company’s common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $142,000, in a private placement pursuant to the Subscription Agreements (the “PIPE financing”). The PIPE financing closed simultaneously with the consummation of the Business Combination.

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

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE financing	142,000
Less: Transaction costs and advisory fees	(29,569)
Net proceeds from reverse recapitalization	190,424
Less: Warrant liabilities assumed	(93,110)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)	The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2022	2021
Machinery and equipment	3 to 5 years	$1,255	$957
Furniture and fixed assets	3 to 7 years	285	186
Computer hardware and software	3 years	494	259
Leasehold improvements	Lesser of lease term or asset life	2,821	1,432
Total property and equipment		4,855	2,834
Less accumulated depreciation		(768)	(584)
Property and equipment, net		$4,087	$2,250

In connection with the Waltham lease, the Company received $840 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $840 amount paid to vendors by the landlord has been included leasehold improvements.

Depreciation expense for the three months ended March 31, 2022 and year ended December 31, 2021 was $184 and $316 respectively. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $168 and $155 at March 31, 2022 and December 31, 2021, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	March 31, 2022
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$154,208	$—	$—	$154,208
Total assets	$154,208	$—	$—	$154,208

Liabilities:
Warrant liabilities - public warrants	$14,316	$—	$—	$14,316
Warrant liabilities - private warrants	—	—	14,976	14,976
Total liabilities	$14,316	$—	$14,976	$29,292

	December 31, 2021
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$171,196	$—	$—	$171,196
Total assets	$171,196	$—	$—	$171,196

Liabilities:
Warrant liabilities - public warrants	$37,085	$—	$—	$37,085
Warrant liabilities - private warrants	—	—	52,936	52,936
Total liabilities	$37,085	$—	$52,936	$90,021

Money market funds are classified as cash and cash equivalents.

The fair value of Public Warrants was determined from their value trading on the public markets.

The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the three months ended March 31, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $60.7 million presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

	As of	As of
Private Placement Warrants	March 31, 2022	December 31, 2021
Volatility	59%	60.0%
Stock price	$5.06	$10.62
Expected life of options to convert	4.5 years	4.7 years
Risk-free rate	2.4%	1.2%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2021:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2021	17,248,621	$37,085	10,400,000	$52,936	27,648,621	$90,021
Exercised	(20)	(0)	—	—	(20)	(0)
Change in value	—	$(22,769)	—	$(37,960)	—	$(60,728)
March 31, 2022	17,248,601	$14,316	10,400,000	$14,976	27,648,601	$29,292

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	March 2022	December 31, 2021
Compensation and benefits related	$1,883	$3,233
Professional services and other	1,162	865
Accrued expenses	$3,045	$4,098

7.	DEBT

Term Loan

In October 2020, the Company entered into a term loan that provided the Company with the ability to borrow up to $3.5 million with any amounts borrowed becoming due on April 1, 2024. The loan consisted of up to two tranches; a $1.5 million tranche which became available to the Company upon the close of the loan agreement in October 2020 and was available to the Company to draw through March 31, 2021 and a second tranche of $2.0 million which became available to the Company through September 30, 2021, upon the Company’s successful achievement of a milestone related to the development of the Company’s surgical robot. Although the milestone was achieved, the Company chose not to draw down the $2.0 million tranche.

The term loan was interest-only through September 30, 2021, at which time the Company made the first of 30 equal monthly payments of principal plus interest. The term loan bears interest at a floating rate equal to the Prime Rate, but not less than a minimum rate of 3.25%. In addition, the final payment made at the earlier of the maturity of the loan or its termination is to include a deferred interest payment of 7.5% of the amount borrowed, resulting in a minimum annual rate of 5.98% to be paid to the lender. In the event the Company chooses to repay the term loan prior to the first anniversary of the term loan closing, a prepayment fee of 3% of the outstanding principal balance will apply. The prepayment fee is reduced to 2% if paid after the first anniversary date but before the second anniversary date and then is 1% thereafter. The prepayment fee does not apply if the Company and the bank agree to refinance the loan prior to maturity.

The loan has no financial covenants but does contain monthly reporting requirements and gives the lender a first priority lien on all Company assets. In March 2021, the Company borrowed the first tranche of $1.5 million. As of March 31, 2022 and December 31, 2021, $1.2 million and $1.4 million, respectively was outstanding on the term loan.

Deferred Financing Costs

In connection with the term loan, the Company incurred $0.1 million in expenses, inclusive of the warrant expense, which are netted against the long-term portion of the term loan proceeds. The Company is amortizing these costs over the life of the borrowing. In the three months ended March 31, 2022 and 2021, $66 and $0, respectively of capitalized costs had been amortized to interest expense.

Common Stock Warrant

In connection with the term loan, the Company issued the lender a warrant to purchase 254,794 shares of common stock at $0.41 per share.  The common stock warrant was exercisable for 10 years from the date of issuance, was structured to survive a merger or acquisition (except all-cash and/or public stock acquisitions) and allowed for cashless exercise in whole or part.  The fair value of the common stock warrant was $0.33 per share at the grant date, and the Company recorded a total of $85 in deferred financing costs associated with the warrant issuances which are netted against the long-term portion of the term loan proceeds. At the time of the Company’s recapitalization, the lender elected to cashless exercise the warrants resulting in the net issuance of 146,577 shares of common stock. The remaining 108,217 warrants were cancelled as the Company elected not to draw down the second tranche.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of March 31, 2022 and December 31, 2021, the aggregate outstanding principal balance of the equipment loans was $4 and $16, respectively, net of current portion of $47.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $4:

Years Ended December 31,
2022, remaining nine months	$38
2023	17
Total future equipment payments	$55

8.	COMMITMENTS AND CONTINGENCIES

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

9.	LEASES

On January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“Topic 842”). The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded right-of-use (ROU) leased assets of $14.3 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $15.9 million. The impact of our adoption of Topic 842 on our current and deferred income taxes was immaterial. The adoption of ASC 842 had no effect on retained earnings.

The Company leases its office facility under noncancelable operating lease agreements expiring in December 2023 and February 2029. Rent expense for the three months ended March 31, 2022 was $565 and for the three months ended March 31, 2021 was $113.

Rent expense for the year ended December 31, 2021 was $1,447.

A summary of the components of lease costs for the Company under ASC 842 for the three months ended March 31, 2022 and under ASC 840 for the three months ended March 31, 2021 were as follows:

	March 31,
Lease costs	2022	2021

Operating lease costs	$565	$113
Total lease costs	$565	$113

Supplemental disclosure of cash flow information related to leases was as follows:

March 31,
2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$181

The weighted-average remaining lease term and discount rate were as follows:

March 31,
2022
Weighted-average remaining lease term (in years)	10
Weighted-average discount rate	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022:

Years Ended December 31,
2022, excluding the three months ended March 31, 2022	$1,463
2023	2,162
2024	2,286
2025	2,358
2026	2,430
Thereafter	13,931
Total future minimum lease payments	$24,630
Less imputed interest	(8.530)
Carrying value of lease liabilities	$16,100

10.	INCOME TAXES

For the three month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY

Authorized Shares

At March 31, 2022, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of March 31, 2022, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

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

Dividends — Dividends may be declared and paid on Legacy Series Preferred Stock from funds lawfully available as and when determined by the Company’s Board of Directors. Through the date of the conversion and through March 31, 2022, no dividends have been declared.

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

In 2021, subsequent to the recapitalization, the Company issued 749,691 restricted stock units (“RSUs”) of Class A common stock to employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting for the three months ended March 31, 2022, is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2022	698,051	$12.54
Granted	84,744	$5.81
Vested	(56,716)	$11.86
Balance of unvested shares - March 31, 2022	726,079	$11.81

The total stock-based compensation related to the RSUs during the three months ended March 31, 2022, was $0.8 million. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $8.1 million and is expected to be recognized over a weighted average period of 3.2 years. The aggregate intrinsic value of the awards granted during the three months ended March 31, 2022 and 2021, was $0.7 million and $0.0 million, respectively. The aggregate intrinsic value of the awards vested during the three months ended March 31, 2022 and 2021, was $0.6 million and $0.4 million, respectively. The aggregate intrinsic value of RSUs outstanding at March 31, 2022 was $6.2 million.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance.

Warrants

In D8’s initial public offering, on July 17, 2020 it sold units at a price of $10.00 per unit, which consisted of one D8 Class A ordinary share, $0.0001 par value, and one-half of a redeemable warrant (each a “Public Warrant”). On July 17, 2020, simultaneously with the closing of its initial public offering, D8 consummated the private placement of 8,000,000 Private Placement Warrants (the “Private Placement Warrants”), each exercisable to purchase one D8 Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant. On July 24, 2020, simultaneously with the sale of D8’s over-allotment units, D8 consummated a private sale of an additional 900,000 Private Placement Warrants. In connection with the Business Combination, 1,500,000 additional Private Placement Warrants were issued upon conversion of D8 working capital loans. In connection with the Business Combination, each issued and outstanding D8 Class A ordinary share automatically converted into one share of Class A common stock. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

As of March 31, 2022, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in D8’s initial public offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) could not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

12.	Stock-based Compensation

In September 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 6,590,000 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 11,794,074 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination.

2014 Plan — In 2014, the Legacy Vicarious adopted the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan allowed for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of Legacy Vicarious. 19,914,315 shares of Legacy Vicarious common stock were authorized for issuance under the 2014 Plan. The Legacy Vicarious board of directors administered the 2014 Plan and determined the exercise price of options, purchase price for restricted stock, the rates at which awards vest, and the other terms and conditions of the awards. Options and restricted stock generally vest 25% upon the first anniversary of the grant date and at the rate of 6.25% per quarter thereafter over a three-year period for employees or over the service period for nonemployees and expire 10 years from the date of grant. In connection with the Business Combination, the 2021 Plan replaced the 2014 Plan and options outstanding under the 2014 Plan were converted to options outstanding under the 2021 Plan.

2021 Plan — In 2021, the Board of Directors approved the adoption of the 2021 Plan. The 2021 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Awards may be made under the 2021 Plan for up to 18,384,074 shares of common stock (either Class A or Class B). The Board of Directors administers the 2021 Plan and determines the exercise price of options, purchase price for restricted stock, the rates at which awards vest, and the other terms and conditions of the awards. Options and restricted stock generally vest 25% upon the first anniversary of the grant date and at the rate of 6.25% per quarter thereafter over a three-year period for employees or over the service period for nonemployees and expire 10 years from the date of grant.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be at least equal to the fair market value of the common stock at the time of grant. The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. Prior to the Business Combination, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from a third-party valuation, the Company’s financial position and historical financial performance, the status of technological development within the Company’s proposed products, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as the Company’s common stock was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

During the three months ended March 31, 2022 and March 31, 2021, the Company granted options to purchase 466,272 and 3,495,410 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $1,719 and $4,125 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Risk-free interest rate	1.94% - 1.95%	0.175%
Expected lives, in years	5.89 - 6.07	5.20 - 6.11
Dividend yield	—%	—%
Expected volatility	69.68% - 70.02%	69.66% - 71.02%
Fair value of Common Stock	$5.85	$6.26

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

At March 31, 2022, the total gross unrecognized stock-based compensation expense related to unvested stock options aggregated $18,937. The costs remaining as of March 31, 2022 are expected to be recognized over a weighted-average period of 2.85 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$473	$111
Sales and marketing	294	15
General and administrative	1,510	130
Total	$2,277	$256

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 4,051,220 shares available for future equity grants under the 2021 Plan at March 31, 2022.

The option activity of the 2021 Plan for the three months ended March 31, 2022, is as follows:

			Remaining
		Exercise	Contractual Life
	Options	Price	(in Years)

Outstanding at January 1, 2022	12,009,768	$2.92	7.76

Granted	466,272	5.85	9.88
Exercised	(1,342,852)	0.25	5.99
Repurchased, cancelled, forfeited, or expired	(96,103)	2.29	-

Options vested and expected to vest at March 31, 2022	11,037,085	$3.38	8.10

The weighted-average grant date fair value for options granted during the three months ended March 31, 2022 and March 31, 2021 was $3.69 and $3.89, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 $7,295 and $34, respectively.

Common Stock Reserved for Future Issuance

As of March 31, 2022 and December 31, 2021, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Common stock options outstanding	11,037	12,010
Restricted stock units outstanding	726	698
Shares available for issuance under the 2021 Plan	4,051	4,506
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	43,463	44,863

13.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers a company-funded matching contribution which totaled $207 for the three month period ended March 31, 2022, and $75 for the three month period ended March 31, 2021.

14.	Net Income/(Loss) Per Share

The Company computes basic income/(loss) per share using net income/(loss) attributable to Vicarious Surgical Inc. common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted net loss per share:
Net income/(loss)	$42,527	$(5,231)

Denominator for basic net gain/(loss) per share:
Weighted average shares	120,279,819	87,508,933
Denominator for diluted net gain/(loss) per share:
Weighted average shares	127,593,181	87,508,933

Net income/(loss) per share of Class A and Class B common stock – basic	$0.35	$(0.06)
Net income/(loss) per share of Class A and Class B common stock – diluted	$0.33	$(0.06)

For the three months ended March 31, 2022, 30,821,956 shares, consisting of non-vested stock options, non-vested restricted stock awards, and warrants were excluded from the denominator for the calculation of diluted net income per share because these shares inclusion would be antidilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Financial Highlights

We are pre-revenue generating as of March 31, 2022.

We incurred a net gain of $42.5 million for the three months ended March 31, 2022 and a net loss of $5.2 million for the three months ended March 31, 2021, representing a period-over-period gain of $47.7 million primarily due to a $60.7 million gain incurred due to the mark to market value of our public and private warrants to market partially offset by a $7.7 million increase in personnel-related expenses, $2.1 million of professional fees, $1.5 million of insurance costs, $1.1 million of lease and facility expense, $0.2 million of travel expense, $0.1 million of R&D supplies and materials, $0.1 million of interest expense and $0.2 million of other expenses. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 48% from an average of 70 people in the three months ended March 31, 2021 to an average of 135 people for the three months ended March 31, 2022.

We incurred a net loss of $35.2 million and $12.9 million for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period increased loss of 173%. The 2021 net loss is inclusive of a gain of $3.1 million related to the decrease in the fair value of our warrant obligations due to our stock price decrease during the fourth quarter of 2021. Our loss from operations prior to the warrant gain and other income and expense items was $38.2 million and $13.0 million for the years ended December 31, 2021 and 2020, respectively, representing period-over-period loss of 194%, which was primarily due to a 70% increase in our average headcount. Our increase in average headcount and a 467% increase in our general and administrative expenses which was primarily related to expenses associated with our becoming a public company during 2021. Our increase in average headcount was almost entirely by our ramp up in R&D personnel for which our average headcount increased by 65% from an average of 51 people in the year ended December 31, 2020 to an average of 84 people for the year ended December 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent developments surrounding the continued spread of COVID-19. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Risk Factors” included in our Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding public and private placement warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes Option Pricing Model while the Public Warrants are marked-to-market based on their price on the NYSE. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding equipment loans.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three months ended March 31,
(in thousands, except for per share amounts)	2022	2021	Change	% Change

Operating expenses:
Research and development	$9,848	$3,607	$6,241	173%
Sales and marketing	1,402	226	1,176	520%
General and administrative	6,930	1,398	5,532	396%
Total operating expenses	18,180	5,231	12,949	248%
Loss from operations	(18,180)	(5,231)	(12,949)	248%
Other income (expense):
Change in fair value of warrant liabilities	60,728	-	60,728	N/M
Interest income	8	1	7	700%
Interest expense	(29)	(1)	(28)	2,800%
Gain/(loss) before income taxes	42,527	(5,231)	47,758	(913)%
Provision for income taxes	—	—	—	N/M
Net gain/(loss) and comprehensive gain/(loss)	$42,527	$(5,231)	$47,758	(913)%
Net income/(loss) per common share, basic	$0.35	$(0.06)	$0.41	(683)%
Net income/(loss) per common share, diluted	$0.33	$(0.06)	$0.39	(650)%

Comparison of the Three months ended March 31, 2022 and 2021

Research and Development Expenses. Research and development expenses increased $6.2 million, or 173%, to $9.8 million during the three months ended March 31, 2022, compared to $3.6 million during the three months ended March 31, 2021. The increase in research and development expenses was primarily due to increases of $3.6 million of personnel-related expenses, $1.5 million in professional services, $0.9 million in lease and facility expenses, $0.1 million in materials and supplies, and $0.1 million in travel and entertainment expense. The increase in personnel-related expense was due primarily to an increase in average headcount of 97%, from an average of 63 people in the three months ended March 31, 2021 to an average of 124 people in the three months ended March 31, 2022 with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $1.2 million change in sales and marketing expenses for the three months ended March 31, 2021 to the three months ended March 31, 2022 was related to an increase of $0.9 million of personnel-related expenses, $0.1 million in professional fees, $0.1 million in travel and entertainment expense and $0.1 million in other expenses. The increase in personnel-related expense was due to an average headcount increase of 200%, from an average of four people in the three months ended March 31, 2021 to an average of 12 people for the three months ended March 31, 2022 with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 396%, to $6.9 million during the three months ended March 31, 2022, compared to $1.4 million during the three months ended March 31, 2021. The increase in general and administrative costs was due to an increase of $3.1 million in personnel-related expenses, an increase of $1.5 million in insurance expense primarily related to our becoming a public company, an increase of $0.5 million in professional fees, $0.2 million of lease and facilities expenses associated with our expansion and new lease, $0.2 million of other expense. The increase in personnel-related expense was due to an average headcount increase of 263% from an average of eight people in the three months ended March 31, 2021 to 29 people in the three months ended March 31, 2022 with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended March 31, 2022 was a $60.7 million gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities which was primarily driven by the decrease in the Company’s stock price during the three months ended March 31, 2022.

Interest Income. Interest income increased by $7 or 700% during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in interest income was primarily due to an increase in cash during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to interest earned on funds received as a result of the Business Combination.

Interest Expense. Interest expense increased by $28 during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to the $1.5 million term loan.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to net cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital had been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $35.2 million and $12.9 million during the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we held cash and cash equivalents of $157.0 million and had an accumulated deficit of $24.3 million.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. On a gross basis, we have approximately $157.0 million in cash which we expect to be sufficient to support our operations beyond the next twelve months.

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

Cash

Our cash and cash equivalents balance as of March 31, 2022 was $157.0 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the three months ended March 31, 2022 and March 31, 2021

	Three months ended March 31,
(in thousands)	2022	2021

Statement of Cash Flows Data:
Net cash used in operating activities	$(14.8)	$(4.1)
Net cash provided by/(used in) investing activities	$(2.0)	$(0.1)
Net cash provided by financing activities	$0.2	$1.5

Cash flows for the three months ended March 31, 2022 and 2021

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $14.8 million, attributable to net income of $42.5 million and a net change in our net operating assets and liabilities of $0.7 million and non-cash items of $58.0 million. Non-cash items consisted of a gain of $60.7 million due to the change in fair value of our warrant liabilities, partially offset by $2.3 million in stock-based compensation, $0.2 million of depreciation and amortization and $0.2 million for non-cash lease expense. The $0.7 million change in our net operating assets and liabilities was primarily due to a $0.6 million increase in accounts payable, $0.2 million in lease liabilities, $1.0 million in prepaid and other assets, partially offset by a $1.1 million increase in accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.1 million, attributable to a net loss of $5.2 million and a net change in our net operating assets and liabilities of $0.8 million and non-cash items of $0.3 million. Non-cash items consisted of $0.3 million in stock-based compensation. The $0.8 million change in our operating assets and liabilities was primarily due to a $0.8 million increase in accrued expenses, and a $0.1 million increase in accounts payable, partially offset by a $0.1 million increase in prepaid expenses and other current assets.

Cash flows used in Investing Activities

Net cash used by investing activities for the three months ended March 31, 2022 was $2.0 million for fixed asset purchases consisting mainly of R&D equipment and leasehold improvements.

Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million for equipment purchases.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.2 million consisting of $0.3 million received for stock option exercises partially offset by $0.1 million of loan repayments.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1.5 million and related to the proceeds of $1.5 million from the term loan.

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

Item 4. Controls and Procedures.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our condensed consolidated financial statements as of December 31, 2020 and 2021, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1*+	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

May 9, 2022	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

May 9, 2022	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)