Form 10-Q
period 2022-06-30
Vicarious Surgical Inc.
filed 2022-08-08
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 102,006,331 shares of Class A common stock outstanding and 19,710,708 shares of Class B common stock outstanding.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	2
	Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity/(Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management´s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. On September 17, 2021 (the “Closing Date”), D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company that migrated to, and domesticated in, Delaware (“D8” and after the Business Combination described herein, the “Company”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious Surgical”). Immediately upon the consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Vicarious Surgical, with Legacy Vicarious Surgical surviving the Business Combination as a wholly-owned subsidiary of D8 (the “Merger”). In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious Surgical changed its name to “Vicarious Surgical US Inc.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on the NYSE;

●	the success, cost and timing of our product and service development activities;

●	the commercialization and adoption of our initial products and the success of our single-incision surgical robot, called the Vicarious System, and any of our future product and service offerings;

●	the potential attributes and benefits of the Vicarious System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory approval for the Vicarious System and our product and service offerings, and any related restrictions and limitations of any approved product or service offering;

●	our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

ii

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for ventral hernia repair and additional surgical applications, many of which have greater financial and marketing resources than us;

●	the size and growth potential of the markets for the Vicarious System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and how failure to protect or enforce these rights could harm our business, results of operations and financial condition

●	economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations;

●	the anticipated continued impact of the COVID-19 pandemic on our business; and

●	other factors detailed under the section titled “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$141,315	$173,507
Prepaid expenses and other current assets	2,319	4,867
Total current assets	143,634	178,374
Restricted cash	936	1,055
Property and equipment, net	5,616	2,250
Right-of-use assets	13,866	—
Total assets	$164,052	$181,679

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,326	$1,500
Accrued expenses	4,265	4,098
Lease liabilities, current portion	664	—
Current portion of equipment loans	39	47
Current portion of term loan	600	600
Total current liabilities	6,894	6,245
Lease liabilities, net of current portion	15,296	—
Deferred rent	—	1,631
Equipment loans, net of current portion	—	16
Term loan, net of current portion and issuance costs	392	675
Warrant liabilities	11,691	90,021
Total liabilities	34,273	98,588

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 101,901,239 and 99,979,207 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at June 30, 2022 and December 31, 2021; 19,730,496 and 19,789,860 shares issued and outstanding at June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	155,491	149,877
Accumulated deficit	(25,724)	(66,798)
Total stockholders’ equity	129,779	83,091
Total liabilities and stockholders’ equity	$164,052	$181,679

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,055	$4,008	$19,903	$7,616
Sales and marketing	1,311	325	2,713	551
General and administrative	7,760	2,279	14,690	3,676
Total operating expenses	19,126	6,612	37,306	11,843
Loss from operations	(19,126)	(6,612)	(37,306)	(11,843)
Other income (expense):
Change in fair value of warrant liabilities	17,601	—	78,329	—
Interest income	101	1	109	2
Interest expense	(29)	(27)	(58)	(28)
Income/(loss) before income taxes	(1,453)	(6,638)	41,074	(11,869)
Provision for income taxes	—	—	—	—
Net income/(loss) and comprehensive gain/(loss)	$(1,453)	$(6,638)	$41,074	$(11,869)
Net income/(loss) per share of Class A and Class B common stock, basic	$(0.01)	$(0.08)	$0.34	$(0.14)
Net income/(loss) per share of Class A and Class B common stock, diluted	$(0.01)	$(0.08)	$0.32	$(0.14)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	—	$—	121,168,655	$12	$152,490	$(24,271)	$128,231
Exercise of common stock options	—	—	359,331	—	221	—	221
Vesting of restricted stock	—	—	103,749	—	—	—	—
Stock-based compensation	—	—	—	—	2,780	—	2,780
Net loss	—	—	—	—	—	(1,453)	(1,453)
Balance, June 30, 2022	—	$—	121,631,735	$12	$155,491	$(25,724)	$129,779

	Six Months Ended June 30, 2022
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	—	$—	119,769,067	$12	$149,877	$(66,798)	$83,091
Exercise of common stock options	—	—	1,702,183	—	557	—	557
Exercise of public warrants	—	—	20	—	—	—	—
Vesting of restricted stock	—	—	160,465	—	—	—	—
Stock-based compensation	—	—	—	—	5,057	—	5,057
Net income	—	—	—	—	—	41,074	41,074
Balance, June 30, 2022	—	$—	121,631,735	$12	$155,491	$(25,724)	$129,779

	Three Months Ended June 30, 2021
	Convertible		Class A & B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	66,550,929	$46,670	21,126,147	$2	$2,084	$(36,822)	$(34,736)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,677,076	$9	$48,747	$(36,822)	$11,934

Exercise of common stock options	—	—	189,584	—	55	—	55
Stock-based compensation	—	—		—	369	—	369
Net loss	—	—	—	—	—	(6,638)	(6,638)
Balance, June 30, 2021	—	$—	87,866,660	$9	$49,171	$(43,460)	$5,720

	Six Months Ended June 30, 2021
	Convertible		Class A & B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	$(31,591)	$(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Exercise of common stock options	—	—	436,060	—	111	—	111
Stock-based compensation	—	—		—	625	—	625
Vesting of restricted stock	—	—	217,603	—	—	—	—
Net loss	—	—	—	—	—	(11,869)	(11,869)
Balance, June 30, 2021	—	$—	87,866,660	$9	$49,171	$(43,460)	$5,720

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$41,074	$(11,869)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	371	105
Stock-based compensation	5,057	625
Amortization of capitalized debt issuance costs	17	9
Non-cash lease expense	435	—
Change in fair value of warrant liabilities	(78,329)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,548	(237)
Deferred transaction costs	—	(155)
Accounts payable	(333)	536
Accrued expenses	167	792
Lease liabilities	27	—
Deferred rent	—	290
Net cash used in operating activities	(28,966)	(9,904)
Cash flows from investing activities:
Purchases of property and equipment	(3,578)	(340)
Net cash used in investing activities	(3,578)	(340)
Cash flows from financing activities:
Repayment of equipment loans	(24)	(24)
Proceeds from term loan	—	1,500
Repayment of term loan	(300)	—
Proceeds from exercise of stock options	557	111
Net cash provided by financing activities	233	1,587
Change in cash, cash equivalents and restricted cash	(32,311)	(8,657)
Cash, cash equivalents and restricted cash, beginning of period	174,562	16,985
Cash, cash equivalents and restricted cash, end of period	$142,251	$8,328

Reconciliation of restricted cash:
Cash and cash equivalents	141,315	7,706
Restricted cash	936	622
	$142,251	$8,328
Supplemental cash flow information:
Interest paid	$23	$10

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$159	$—
Leasehold improvements acquired in connection with Waltham lease	$—	$840
Deferred transaction costs not yet paid included in accounts payable and accrual expenses	$—	$1,619

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

NOTES TO Condensed consolidated FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Vicarious Surgical Inc. (including its subsidiaries, “Vicarious” or the “Company”) was originally incorporated in the Cayman Islands as a special purpose acquisition company under the name D8 Holdings Corp. (“D8”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving D8 and one or more businesses. On September 17, 2021 (the “Closing”), the Company consummated the transaction contemplated by the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of D8 (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation incorporated in the State of Delaware on May 1, 2014 (“Legacy Vicarious Surgical”). The Company is headquartered in Waltham, Massachusetts.

Pursuant to the terms of the Business Combination Agreement, a business combination between D8 was effected through the merger of Merger Sub with and into Legacy Vicarious Surgical, with Legacy Vicarious Surgical surviving as a wholly owned subsidiary of D8 (the “Merger,” and collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Effective as of the Closing, D8 changed its named to Vicarious Surgical Inc. and Legacy Vicarious Surgical changed its name to Vicarious Surgical US Inc.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to September 17, 2021, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Vicarious Surgical’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Vicarious Surgical’s outstanding convertible preferred stock and Legacy Vicarious Surgical’s common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of 3.29831 (the “Exchange Ratio”) established in the Business Combination. Legacy Vicarious Surgical’s convertible preferred stock previously classified as mezzanine was retroactively adjusted, converted into common stock and reclassified to permanent as a result of the reverse recapitalization.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2022, our results of operations, and stockholders’ equity for the three and six-month periods ended June 30, 2022 and 2021, and our cash flows for the six-month periods ended June 30, 2022 and 2021. The operating results for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

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

The fair value of the Company’s publicly traded warrants (the “Public Warrants”) was determined from their trading value on public markets. The fair value of the Company’s warrants sold in a private placement (the “Private Placement Warrants”) was calculated using the Black-Scholes option pricing model since these instruments do not have the early redemption feature.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 and $1,055 at June 30, 2022 and December 31, 2021, respectively as collateral for letters of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of certificates of deposit, are classified as available for sale and are carried at fair value. There were no unrealized gains for the three and six-month periods ended June 30, 2022 or for the year ended December 31, 2021. The Company holds no short-term investments as of June 30, 2022.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through June 30, 2022, that would indicate its long-lived assets are impaired.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options, restricted stock units (“RSUs”) and other forms of equity issued as compensation for services, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of the Company’s stock options on the date of grant is determined by a Black-Scholes option pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others, as the Company’s common stock was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

The fair market value of RSUs is based on the closing stock price on the grant date.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For purpose of this calculation, outstanding stock options, restricted stock units and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

Comprehensive Income/(Loss)

There were no differences between net income/(loss) and comprehensive income/(loss) presented in the statements of operations for the three and six-month periods ended June 30, 2022 and 2021.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies so long as we qualify as an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

As discussed in Note 1, “Nature of Business and Basis of Presentation,” on September 17, 2021, the Company and D8 consummated the Business Combination with Legacy Vicarious Surgical surviving the Merger as a wholly-owned subsidiary of D8. Upon the consummation of the Business Combination, each share of Legacy Vicarious Surgical issued and outstanding held by stockholders other than the initial founders of Legacy Vicarious Surgical was automatically cancelled and extinguished and converted into the right to the number of shares of the Company’s Class A common stock equal to the Exchange Ratio, and each share of Legacy Vicarious Surgical issued and outstanding held by the initial founders of Legacy Vicarious Surgical was automatically cancelled and extinguished and converted into the right to the number of shares of the Company’s Class B common stock equal to the Exchange Ratio.

Upon the closing of the Business Combination, D8’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 143,931,076 shares, of which 124,141,216 were designated as Class A common stock and 19,789,860 were designated as Class B common stock both having a par value of $0.0001 per share.

In connection with the execution of the definitive agreement for the Business Combination, D8 entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and D8 agreed to sell to the Subscribers, an aggregate of 14,200,000 shares of the Company’s Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $142,000, in a private placement pursuant to the Subscription Agreements (the “PIPE financing”). The PIPE financing closed simultaneously with the consummation of the Business Combination.

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

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE financing	142,000
Less: Transaction costs and advisory fees	(29,569)
Net proceeds from reverse recapitalization	190,424
Less: Warrant liabilities assumed	(93,110)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)	The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2022	2021
Machinery and equipment	3 to 5 years	$1,347	$957
Furniture and fixed assets	3 to 7 years	320	186
Computer hardware and software	3 years	626	259
Leasehold improvements	Lesser of lease term or asset life	4,277	1,432
Total property and equipment		6,570	2,834
Less accumulated depreciation		(954)	(584)
Property and equipment, net		$5,616	$2,250

In connection with the Waltham lease, the Company received $840 in May 2021 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $840 paid to vendors by the landlord was included in leasehold improvements.

Depreciation expense for the three and six-month periods ended June 30, 2022 was $186 and $371, respectively. Depreciation expense for the three and six-month periods ended June 30, 2021 was $64 and $105, respectively. Depreciation expense for the year ended December 31, 2021 was $316. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $184 and $155 at June 30, 2022 and December 31, 2021, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	June 30, 2022
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$139,156	$—	$—	$139,156
Total assets	$139,156	$—	$—	$139,156

Liabilities:
Warrant liabilities - public warrants	$5,347	$—	$—	$5,347
Warrant liabilities - private warrants	—	—	6,344	6,344
Total liabilities	$5,347	$—	$6,344	$11,691

	December 31, 2021
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$171,196	$—	$—	$171,196
Total assets	$171,196	$—	$—	$171,196

Liabilities:
Warrant liabilities - Public Warrants	$37,085	$—	$—	$37,085
Warrant liabilities - Private Warrants	—	—	52,936	52,936
Total liabilities	$37,085	$—	$52,936	$90,021

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

For the three months ended June 30, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $17.6 million presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $78.3 million presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

The Company estimates the volatility of its warrants based on implied volatility from the Company’s Public Warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

	As of	As of
Private Placement Warrants	June 30, 2022	December 31, 2021
Volatility	65%	60.0%
Stock price	$2.94	$10.62
Expected life of options to convert	4.2 years	4.7 years
Risk-free rate	3.0%	1.2%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2021:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2021	17,248,621	$37,085	10,400,000	$52,936	27,648,621	$90,021
Exercised	(20)	(0)	—	—	(20)	(0)
Change in value	—	$(22,769)	—	$(37,960)	—	$(60,728)
March 31, 2022	17,248,601	$14,316	10,400,000	$14,976	27,648,601	$29,292
Exercised	—	—	—	—	—	—
Change in value	—	$(8,969)	—	$(8,632)	—	$(17,601)
June 30, 2022	17,248,601	$5,347	10,400,000	$6,344	27,648,601	$11,691

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	June 30, 2022	December 31, 2021
Compensation and benefits related	$3,882	$3,233
Professional services and other	383	865
Accrued expenses	$4,265	$4,098

7.	DEBT

Term Loan

In October 2020, the Company entered into a term loan agreement that provided the Company with the ability to borrow up to $3.5 million with any amounts borrowed becoming due on April 1, 2024. The loan consisted of up to two tranches; a $1.5 million tranche which became available to the Company upon the close of the loan agreement in October 2020 and was available to the Company to draw through March 31, 2021 and a second tranche of $2.0 million which became available to the Company through September 30, 2021, upon the Company’s successful achievement of a milestone related to the development of the Company’s surgical robot. Although the milestone was achieved, the Company chose not to draw down the $2.0 million tranche.

The term loan was interest-only through September 30, 2021, at which time the Company made the first of 30 equal monthly payments of principal plus interest. The term loan bears interest at a floating rate equal to the Prime Rate, but not less than a minimum rate of 3.25%. In addition, the final payment made at the earlier of the maturity of the loan or its termination is to include a deferred interest payment of 7.5% of the amount borrowed, resulting in a minimum annual rate of 5.98% to be paid to the lender. The term loan has prepayment fees if the Company elects to repay such loan prior to it becoming due, which penalties vary based upon the time remaining before the term loan is due. If the Company had repaid the term loan prior to the first anniversary of the term loan closing, it would have been required to pay a prepayment fee of 3% of the outstanding principal balance. In the event the Company chooses to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance will apply. The prepayment fee is reduced to 1% if paid after the second anniversary date. The prepayment fee does not apply if the Company and the bank agree to refinance the loan prior to maturity.

The loan has no financial covenants but does contain monthly reporting requirements and gives the lender a first priority lien on all Company assets. In March 2021, the Company borrowed the first tranche of $1.5 million. The outstanding balance of the term loan was $1.1 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively.

Deferred Financing Costs

In connection with the term loan, the Company incurred $0.1 million in expenses, inclusive of the warrant expense, which are netted against the long-term portion of the term loan proceeds. The Company is amortizing these costs over the life of the borrowing. In the three and six-month periods ended June 30, 2022, $8 and $17, respectively of capitalized costs were amortized to interest expense. In each of the three and six-month periods ended June 30, 2021, $8 of capitalized costs were amortized to interest expense.

Common Stock Warrant

In connection with the term loan, the Company issued the lender a warrant to purchase 254,794 shares of common stock at $0.41 per share. The fair value of the common stock warrant was $0.33 per share at the grant date, and the Company recorded a total of $85 in deferred financing costs associated with the warrant issuances which are netted against the long-term portion of the term loan proceeds. At the time of the Company’s recapitalization, the lender elected to cashless exercise the warrants resulting in the net issuance of 146,577 shares of Class A common stock. The remaining 108,217 warrants were cancelled as the Company elected not to draw down the second tranche.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of June 30, 2022 and December 31, 2021, the aggregate outstanding principal balance of the equipment loans was $0 and $16, respectively, net of current portions of $39 and $47, respectively.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $3:

Years Ended December 31,
2022, remaining six months	$25
2023	17
Total future equipment payments	$42

8.	COMMITMENTS AND CONTINGENCIES

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

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“Topic 842”). The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded right-of-use (ROU) leased assets of $14.3 million. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $15.9 million. The impact of our adoption of Topic 842 on our current and deferred income taxes was immaterial. The adoption of ASC 842 had no effect on retained earnings.

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the three and six-month periods ended June 30, 2022 was $565 and $1,131, respectively. Rent expense for the three and six-month periods ended June 30, 2021 was $415 and $528, respectively. Rent expense for the year ended December 31, 2021 was $1,447.

A summary of the components of lease costs for the Company under ASC 842 for the six months ended June 30, 2022 and under ASC 840 for the six months ended June 30, 2021 were as follows:

	June 30,
Lease costs	2022	2021
Operating lease costs	$1,131	$528
Total lease costs	$1,131	$528

Supplemental disclosure of cash flow information related to leases was as follows:

June 30,
2022
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$669

The weighted-average remaining lease term and discount rate were as follows:

June 30,
2022
Weighted-average remaining lease term (in years)	10
Weighted-average discount rate	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2022:

Years Ended December 31,
2022, excluding the six months ended June 30, 2022	$975
2023	2,162
2024	2,286
2025	2,358
2026	2,430
Thereafter	13,932
Total future minimum lease payments	$24,143
Less imputed interest	(8,183)
Carrying value of lease liabilities	$15,960

10.	INCOME TAXES

For the three and six-month periods ended June 30, 2022 and for the year ended December 31, 2021, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY

Authorized Shares

At June 30, 2022, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent equity as a result of the Business Combination. As of June 30, 2022, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

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

Common Stock

Classes of Common Stock

Class A common stock receive one vote per share. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purposes. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.

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

Restricted Stock Agreements — In 2014, the Company issued 19,789,860 shares of Legacy Class A common stock to the initial founders of the Company at par that contained a repurchase right by the Company at the lesser of the original purchase price of $0.0001 per share or the then current fair value of the share, which lapsed over a four-year period. In 2016 and 2018 these shares were amended with respect to the lapse of the repurchase rights, such that beginning as of January 2018 60% percent of the shares were vested and the remaining shares vest over a thirty-six-month period.

As of January 30, 2021, the shares were fully vested and on September 17, 2021, in connection with the Business Combination, the shares were converted to Class B common stock.

In 2021, subsequent to the Business Combination, the Company issued 749,691 RSUs of Class A common stock to employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting for the six months ended June 30, 2022, is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2022	698,051	$12.54
Granted	84,744	$5.81
Vested	(56,716)	$11.86
Balance of unvested shares - March 31, 2022	726,079	$11.81
Granted	2,972,796	$3.84
Vested	(103,749)	$11.27
Balance of unvested shares - June 30, 2022	3,595,126	$5.23

Total stock-based compensation related to RSUs during the three and six-month periods ended June 30, 2022 was $1.3 million and $2.1 million, respectively. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $18.2 million and is expected to be recognized over a weighted average period of 3.49 years. The aggregate intrinsic value of RSUs granted during the six months ended June 30, 2022 and 2021, was $9.0 million and $0.0 million, respectively. The aggregate intrinsic value of RSU’s vested during the six months ended June 30, 2022 and 2021, was $0.5 million and $1.9 million, respectively. The aggregate intrinsic value of RSUs outstanding at June 30, 2022 was $10.6 million.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of June 30, 2022, there were no shares of preferred stock issued and outstanding.

Warrants

In D8’s initial public offering, on July 17, 2020 it sold units at a price of $10.00 per unit, which consisted of one D8 Class A ordinary share, $0.0001 par value, and one-half of a redeemable Public Warrant. On July 17, 2020, simultaneously with the closing of its initial public offering, D8 consummated the private placement of 8,000,000 Private Placement Warrants, each exercisable to purchase one D8 Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant. On July 24, 2020, simultaneously with the sale of D8’s over-allotment units, D8 consummated a private sale of an additional 900,000 Private Placement Warrants. In connection with the Business Combination, 1,500,000 additional Private Placement Warrants were issued upon conversion of D8 working capital loans. In connection with the Business Combination, each issued and outstanding D8 Class A ordinary share automatically converted into one share of Class A common stock. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

As of June 30, 2022, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

The Public Warrants became exercisable at $11.50 per share 30 days after the Closing. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

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

2014 Plan — In 2014, Legacy Vicarious Surgical adopted the Vicarious Surgical Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which provided for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of Legacy Vicarious Surgical. Legacy Vicarious Surgical reserved 19,914,315 shares of common stock for issuance under the 2014 Plan. The Legacy Vicarious Surgical board of directors administered the 2014 Plan and determined the specific terms of the awards. The contractual term of options granted under the 2014 Plan was 10 years from the date of grant. In connection with the Business Combination, the Company’s stockholders voted to approve the 2021 Plan, which terminated and replaced the 2014 Plan, and options outstanding under the 2014 Plan were converted to options outstanding under the 2021 Plan. No additional awards will be granted under the 2014 Plan and no shares remained available for issuance pursuant to future grants under the 2014 Plan as of June 30, 2022 and December 31, 2021, respectively.

2021 Plan — In connection with the Closing, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 6,590,000 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 11,794,074 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 6,590,000 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

The 2021 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Under the 2021 Plan, incentive and nonqualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years.

The 2021 Plan authorizes the Company to issue up to 24,974,074 shares of common stock (either Class A or Class B) pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

During the six months ended June 30, 2022 and June 30, 2021, the Company granted options to purchase 1,187,691 and 3,788,941 shares, respectively, of Class A common stock, to employees and consultants with fair values of $3,591 and $4,657, respectively. These fair values were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.95% - 2.86%	0.45% - 1.13%
Expected term (in years)	5.67 - 6.07	5.20 - 6.11
Dividend yield	—%	—%
Expected volatility	69.33% - 70.02%	69.66% - 71.02%
Fair value of Common Stock	$2.94	$8.55

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

At June 30, 2022, there was $18,463 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of June 30, 2022 are expected to be recognized over a weighted-average period of 2.77 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$526	$145	$999	$256
Sales and marketing	268	21	562	36
General and administrative	1,986	203	3,496	333
Total	$2,780	$369	$5,057	$625

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 7,522,041 shares available for future equity grants under the 2021 Plan at June 30, 2022.

The option activity of the 2021 Plan for the six months ended June 30, 2022, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Outstanding at January 1, 2022	12,009,768	$2.92	7.76

Granted	1,187,691	4.76	9.48
Exercised	(1,702,183)	0.32	2.51
Forfeited	(660,145)	2.48	—
Expired	(10,994)	1.90	—

Options vested and expected to vest at June 30, 2022	10,824,137	$3.56	7.91

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and June 30, 2021 was $3.02 and $1.23, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021 was $8,569 and $1,377, respectively. The aggregate intrinsic value of options outstanding at June 30, 2022 was $15,074.

Common Stock Reserved for Future Issuance

As of June 30, 2022 and December 31, 2021, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Common stock options outstanding	10,824	12,010
Restricted stock units outstanding	3,595	698
Shares available for issuance under the 2021 Plan	7,522	4,506
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	49,590	44,863

13.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers company-funded matching contributions which totaled $192 and $399 for the three and six-month periods ended June 30, 2022, respectively. For the three and six-month periods ended June 30, 2021, the company-funded matching contributions were $93 and $168, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net income/(loss)	$(1,453)	$(6,638)	$41,074	$(11,869)

Denominator for basic net gain/(loss) per share:
Weighted average shares	121,341,460	87,841,781	120,813,572	87,676,277

Denominator for diluted net gain/(loss) per share:
Weighted average shares	121,341,460	87,841,781	127,847,825	87,676,277

Net income/(loss) per share of Class A and Class B common stock – basic	$(0.01)	$(0.08)	$0.34	$(0.14)
Net income/(loss) per share of Class A and Class B common stock – diluted	$(0.01)	$(0.08)	$0.32	$(0.14)

For the six months ended June 30, 2022, 31,307,459 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and six-month periods ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Financial Highlights

We are pre-revenue generating as of June 30, 2022.

We generated a net gain of $41.1 million for the six months ended June 30, 2022 and incurred a net loss of $11.9 million for the six months ended June 30, 2021, representing a period-over-period gain of $53.0 million primarily due to a $78.3 million gain incurred due to the mark to market value of our public and private warrants to market and partially offset by a $15.9 million increase in personnel-related expenses, a $3.8 million increase in professional fees, $3.0 million of increased insurance costs, $1.7 million of additional lease and facility expenses, $0.4 million of increased travel expenses, an additional $0.3 million of R&D supplies and materials, and $0.3 million of increased depreciation expense. Our increase in personnel-related expenses was driven primarily by our ramp up in R&D personnel for which our average headcount increased by 93% from an average of 68 people in the six months ended June 30, 2021 to an average of 131 people for the six months ended June 30, 2022. In addition, our general and administrative headcount increased by 383% from an average of six people in the six months ended June 30, 2021 to an average of 29 people for the six months ended June 30, 2022.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2023 and only then if we receive FDA approval of our product. Any revenue from initial sales of a new product is difficult to predict and, in any event, will initially only modestly reduce our continued net losses resulting from our increasing research and development and marketing activities.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Public Warrants and Private Placement Warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model while the Public Warrants are marked-to-market based on their price on the New York Stock Exchange. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding equipment loans.

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021

The following table sets forth our historical operating results for three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands, except for per share amounts)	2022	2021	Change	% Change
Operating expenses:
Research and development	$10,055	$4,008	$6,047	151%
Sales and marketing	1,311	325	986	303%
General and administrative	7,760	2,279	5,481	241%
Total operating expenses	19,126	6,612	12,514	189%
Loss from operations	(19,126)	(6,612)	(12,514)	189%
Other income (expense):
Change in fair value of warrant liabilities	17,601	—	17,601	N/M
Interest income	101	1	100	10,000%
Interest expense	(29)	(27)	(2)	7%
Loss before income taxes	(1,453)	(6,638)	5,185	(78)%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(1,453)	$(6,638)	$5,185	(78)%
Net loss per common share, basic and diluted	$(0.01)	$(0.08)	$0.07	(88)%

Research and Development Expenses. Research and development expenses increased $6.0 million, or 151%, to $10.1 million during the three months ended June 30, 2022, compared to $4.0 million during the three months ended June 30, 2021. The increase in research and development expenses was primarily due to increases of $3.9 million of personnel-related expenses, $1.0 million in professional services, $0.7 million in lease and facility expenses, and $0.2 million in materials and supplies. The increase in personnel-related expense was due primarily to an increase in average headcount of 88%, from an average of 76 people in the three months ended June 30, 2021 to an average of 143 people in the three months ended June 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $1.0 million increase in sales and marketing expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was related to an increase of $0.9 million of personnel-related expenses. The increase in personnel-related expense was due to an average headcount increase of 40%, from an average of 10 people in the three months ended June 30, 2021 to an average of 14 people for the three months ended June 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 241%, to $7.8 million during the three months ended June 30, 2022, compared to $2.3 million during the three months ended June 30, 2021. The increase in general and administrative costs was due to an increase of $3.4 million in personnel-related expenses, an increase of $1.5 million in insurance expense primarily related to our becoming a public company, and an increase of $0.7 million in professional fees. The increase in personnel-related expense was due to an average headcount increase of 325% from an average of eight people in the three months ended June 30, 2021 to 34 people in the three months ended June 30, 2022, with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended June 30, 2022 was a $17.6 million gain. The change in fair value of the warrant liability resulted from the remeasurement of the Public Warrant and Private Placement Warrant liabilities which was primarily driven by the decrease in our stock price during the three months ended June 30, 2022.

Interest Income. Interest income increased by $100 during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in interest income was primarily due to an increase in cash during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to interest earned on funds received as a result of the Business Combination.

Interest Expense. Interest expense increased by $2 during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to our $1.5 million term loan.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to net cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table sets forth our historical operating results for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands, except for per share amounts)	2022	2021	Change	% Change
Operating expenses:
Research and development	$19,903	$7,616	$12,287	161%
Sales and marketing	2,713	551	2,162	392%
General and administrative	14,690	3,676	11,014	300%
Total operating expenses	37,306	11,843	25,463	215%
Loss from operations	(37,306)	(11,843)	(25,463)	215%
Other income (expense):
Change in fair value of warrant liabilities	78,329	—	78,329	N/M
Interest income	109	2	107	5,350%
Interest expense	(58)	(28)	(30)	107%
Income/(loss) before income taxes	41,074	(11,869)	52,943	(446)%
Provision for income taxes	—	—	—	N/M
Net income/(loss) and comprehensive gain/(loss)	$41,074	$(11,869)	$52,943	(446)%
Net income/(loss) per common share, basic	$0.34	$(0.14)	$0.48	(343)%
Net income/(loss) per common share, diluted	$0.32	$(0.14)	$0.46	(329)%

Research and Development Expenses. Research and development expenses increased $12.3 million, or 161%, to $19.9 million during the six months ended June 30, 2022, compared to $7.6 million during the six months ended June 30, 2021. The increase in research and development expenses was primarily due to increases of $7.5 million of personnel-related expenses, $2.5 million in professional services, $1.5 million in lease and facility expenses, $0.3 million in materials and supplies, and $0.2 million in travel and entertainment expense. The increase in personnel-related expense was due primarily to an increase in average headcount of 93%, from an average of 68 people in the six months ended June 30, 2021 to an average of 131 people in the six months ended June 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $2.2 million increase in sales and marketing expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was related to an increase of $1.8 million of personnel-related expenses. The increase in personnel-related expense was due to an average headcount increase of 33%, from an average of nine people in the six months ended June 30, 2021 to an average of 12 people for the six months ended June 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $11.0 million, or 300%, to $14.7 million during the six months ended June 30, 2022, compared to $3.7 million during the six months ended June 30, 2021. The increase in general and administrative costs was due to an increase of $6.6 million in personnel-related expenses, an increase of $3.0 million in insurance expense primarily related to our becoming a public company, and an increase of $1.2 million in professional fees. The increase in personnel-related expense was due to an average headcount increase of 383% from an average of six people in the six months ended June 30, 2021 to 29 people in the six months ended June 30, 2022, with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the six months ended June 30, 2022 was a $78.3 million gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities which was primarily driven by the decrease in our stock price during the six months ended June 30, 2022.

Interest Income. Interest income increased by $107 during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in interest income was primarily due to an increase in cash during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to interest earned on funds received as a result of the Business Combination.

Interest Expense. Interest expense increased by $30 during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to our $1.5 million term loan.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to net cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital had been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $35.2 million and $12.9 million during the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we held cash and cash equivalents of $141.3 million and had an accumulated deficit of $25.7 million.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. On a gross basis, we have approximately $141.3 million in cash which we expect to be sufficient to support our operations beyond the next twelve months.

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

Cash

Our cash and cash equivalents balance as of June 30, 2022 was $141.3 million. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the Six Months ended June 30, 2022 and June 30, 2021

	Six months ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(29.0)	$(9.9)
Net cash used in investing activities	$(3.6)	$(0.3)
Net cash provided by financing activities	$0.2	$1.6

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $29.0 million, attributable to net income of $41.1 million plus a net change in our net operating assets and liabilities of $2.4 million and offset by non-cash items of $72.4 million. Non-cash items consisted of a gain of $78.3 million due to the change in fair value of our warrant liabilities, partially offset by $5.1 million in stock-based compensation, $0.4 million of depreciation and amortization and $0.4 million for non-cash lease expense. The $2.4 million change in our net operating assets and liabilities was primarily due to a $2.5 million increase in prepaid and other assets and a $0.2 million increase in accrued expenses, and was partially offset by a $0.3 million decrease in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2021 was $9.9 million, attributable to a net loss of $11.9 million and a net change in our net operating assets and liabilities of $1.2 million and non-cash items of $0.7 million. Non-cash items primarily consisted of $0.6 million in stock-based compensation. The $1.2 million change in our operating assets and liabilities was primarily due to a $0.8 million increase in accrued expenses and a $0.5 million increase in accounts payable, partially offset by a $0.2 million increase in prepaid expenses and other current assets and a $0.2 million increase in deferred transaction costs.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2022 was $3.6 million for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $0.3 million for equipment purchases.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.2 million consisting primarily of $0.6 million received for stock option exercises partially offset by $0.3 million of loan repayments.

Net cash provided by financing activities for the six months ended June 30, 2021 was $1.6 million and primarily related to the proceeds of $1.5 million from the term loan.

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

Stock-Based Compensation

We account for all stock-based compensation, including stock options, RSUs and other forms of equity issued as compensation, at fair value and recognize stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of our stock options on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. Our estimates of these assumptions are primarily based on the fair value of our stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of our common stock was determined by our Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, our financial position and historical financial performance, the status of technological developments within our proposed products, the illiquid nature of the common stock, arm’s length sales of our capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others, as our common stock was not actively traded. Since becoming a publicly traded company, we use the publicly traded stock price as the fair value of our common stock. We use the simplified method when calculating the expected term due to insufficient historical exercise data. Volatility is based on a benchmark of comparable companies within the surgical robotics and medical device industries. The dividend yield used is zero, as we have never paid any cash dividends and do not anticipate doing so in the foreseeable future.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, to our knowledge, we are not party to, and our property is not subject to, any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	Form 8-K (Exhibit 10.1)	6/3/2022	001-39384

10.2+	Amended and Restated Non-Employee Director Compensation Policy.	Form 10-Q (Exhibit 10.1)	5/9/2022	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

August 8, 2022	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

August 8, 2022	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)