Form 10-Q
period 2022-09-30
Vicarious Surgical Inc.
filed 2022-11-07
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 102,718,551 shares of Class A common stock outstanding and 19,651,272 shares of Class B common stock outstanding.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity/(Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management´s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
SIGNATURES		34

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on the NYSE;

●	the success, cost and timing of our product and service development activities;

●	the commercialization and adoption of our initial products and the success of our single-incision surgical robot, called the Vicarious System, and any of our future products and service offerings;

●	the potential attributes and benefits of the Vicarious System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory approval for the Vicarious System and our product and service offerings, and any related restrictions and limitations of any approved product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

ii

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for ventral hernia repair and additional surgical applications;

●	the size and growth potential of the markets for the Vicarious System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and how failure to protect or enforce these rights could harm our business, results of operations and financial condition

●	economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations;

●	the anticipated continued impact of the COVID-19 pandemic on our business; and

●	other factors detailed under the section titled “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$126,797	$173,507
Prepaid expenses and other current assets	4,535	4,867
Total current assets	131,332	178,374
Restricted cash	936	1,055
Property and equipment, net	5,941	2,250
Right-of-use assets	12,466	—
Total assets	$150,675	$181,679

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,933	$1,500
Accrued expenses	5,367	4,098
Lease liabilities, current portion	750	—
Current portion of equipment loans	28	47
Current portion of term loan	600	600
Total current liabilities	11,678	6,245
Lease liabilities, net of current portion	15,066	—
Deferred rent	—	1,631
Equipment loans, net of current portion	—	16
Term loan, net of current portion and issuance costs	250	675
Warrant liabilities	14,729	90,021
Total liabilities	41,723	98,588

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 102,673,788 and 99,979,207 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at September 30, 2022 and December 31, 2021; 19,671,060 and 19,789,860 shares issued and outstanding at September 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	159,401	149,877
Accumulated deficit	(50,461)	(66,798)
Total stockholders’ equity	108,952	83,091
Total liabilities and stockholders’ equity	$150,675	$181,679

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,120	$5,189	$32,023	$12,804
Sales and marketing	1,912	842	4,625	1,393
General and administrative	8,130	2,530	22,820	6,206
Total operating expenses	22,162	8,561	59,468	20,403
Loss from operations	(22,162)	(8,561)	(59,468)	(20,403)
Other income (expense):
Change in fair value of warrant liabilities	(3,038)	(36,532)	75,291	(36,532)
Interest income	494	—	603	1
Interest expense	(31)	(31)	(89)	(59)
Income/(loss) before income taxes	(24,737)	(45,124)	16,337	(56,993)
Provision for income taxes	—	—	—	—
Net income/(loss) and comprehensive gain/(loss)	$(24,737)	$(45,124)	$16,337	$(56,993)
Net income/(loss) per share of Class A and Class B common stock, basic	$(0.20)	$(0.49)	$0.14	$(0.64)
Net income/(loss) per share of Class A and Class B common stock, diluted	$(0.20)	$(0.49)	$0.12	$(0.64)

See accompanying notes to these condensed consolidated financial statements.

 VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2022
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	—	$—	121,631,735	$12	$155,491	$(25,724)	$129,779
Exercise of common stock options	—	—	408,778	—	261	—	261
Vesting of restricted stock	—	—	304,335	—	—	—	—
Stock-based compensation	—	—	—	—	3,649	—	3,649
Net loss	—	—	—	—	—	(24,737)	(24,737)
Balance, September 30, 2022	—	$—	122,344,848	$12	$159,401	$(50,461)	$108,952

	Nine Months Ended September 30, 2022
	Convertible		Class A & B		Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	—	$—	119,769,067	$12	$149,877	$(66,798)	$83,091
Exercise of common stock options	—	—	2,110,961	—	818	—	818
Exercise of public warrants	—	—	20	—	—	—	—
Vesting of restricted stock	—	—	464,800	—	—	—	—
Stock-based compensation	—	—	—	—	8,706	—	8,706
Net income	—	—	—	—	—	16,337	16,337
Balance, September 30, 2022	—	$—	122,344,848	$12	$159,401	$(50,461)	$108,952

	Three Months Ended September 30, 2021
	Convertible		Class A & B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	66,550,929	$46,670	21,315,731	$2	$2,508	$(43,460)	$(40,950)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,866,660	$9	$49,171	$(43,460)	$5,720

Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	29,103	—	4	—	4
Stock-based compensation	—	—	—	—	367	—	367
Net loss	—	—	—	—	—	(45,124)	(45,124)
Balance, September 30, 2021	—	$—	118,622,312	$12	$146,853	$(88,584)	$58,281

	Nine Months Ended September 30, 2021
	Convertible		Class A & B		Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	$(31,591)	$(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	465,163	—	115	—	115
Stock-based compensation	—	—	—	—	992	—	992
Vesting of restricted stock	—	—	217,603	—	—	—	—
Net loss	—	—	—	—	—	(56,993)	(56,993)
Balance, September 30, 2021	—	$—	118,622,312	$12	$146,853	$(88,584)	$58,281

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$16,337	$(56,993)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	709	190
Stock-based compensation	8,706	992
Amortization of capitalized debt issuance costs	25	36
Non-cash lease expense	636	—
Change in fair value of warrant liabilities	(75,291)	36,532
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	332	(5,921)
Accounts payable	3,393	190
Accrued expenses	1,268	860
Lease liabilities	1,083	—
Deferred rent	—	569
Net cash used in operating activities	(42,802)	(23,545)
Cash flows from investing activities:
Purchases of property and equipment	(4,360)	(422)
Net cash used in investing activities	(4,360)	(422)
Cash flows from financing activities:
Repayment of equipment loans	(35)	(35)
Proceeds from term loan	—	1,500
Proceeds from reverse recapitalization, net of issuance costs	—	191,070
Repayment of term loan	(450)	—
Proceeds from exercise of stock options	818	115
Net cash provided by financing activities	333	192,650
Change in cash, cash equivalents and restricted cash	(46,829)	168,683
Cash, cash equivalents and restricted cash, beginning of period	174,562	16,985
Cash, cash equivalents and restricted cash, end of period	$127,733	$185,668

Reconciliation of restricted cash:
Cash and cash equivalents	126,797	185,046
Restricted cash	936	622
	$127,733	$185,668
Supplemental cash flow information:
Interest paid	$36	$23

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$40	$—
Leasehold improvements acquired in connection with Waltham lease	$1,200	$840
Warrants assumed in acquisition	$—	$93,110
Reverse recapitalization costs in accounts payable and accrued expenses	$—	$646

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

NOTES TO Condensed consolidated FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Vicarious Surgical Inc. (including its subsidiaries, “Vicarious” or the “Company”) was originally incorporated in the Cayman Islands as a special purpose acquisition company under the name D8 Holdings Corp. (“D8”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving D8 and one or more businesses. On September 17, 2021, the Company consummated the transaction (the “Closing”) contemplated by the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of D8 (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation incorporated in the State of Delaware on May 1, 2014 (“Legacy Vicarious Surgical”). The Company is headquartered in Waltham, Massachusetts.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with US GAAP and pursuant to regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2022, our results of operations, and stockholders’ equity for the three and nine-month periods ended September 30, 2022 and 2021, and our cash flows for the nine-month periods ended September 30, 2022 and 2021. The operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 and $1,055 at September 30, 2022 and December 31, 2021, respectively as collateral for letters of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of certificates of deposit, are classified as available for sale and are carried at fair value. There were no unrealized gains for the three and nine-month periods ended September 30, 2022 or for the year ended December 31, 2021. The Company holds no short-term investments as of September 30, 2022.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through September 30, 2022, that would indicate its long-lived assets are impaired.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

Research and Development

Research and development costs are expensed in the period incurred. Research and development costs include payroll and personnel expenses, consulting costs, software and web services, legal, raw materials and allocated overhead such as depreciation and amortization, rent and utilities. Advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and are expensed over the service period as the services are provided or when the goods are consumed.

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

Comprehensive Income/(Loss)

There were no differences between net income/(loss) and comprehensive income/(loss) presented in the statements of operations for the three and nine-month periods ended September 30, 2022 and 2021.

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

As discussed in Note 1, “Nature of Business and Basis of Presentation,” on September 17, 2021, the Company and D8 consummated the Business Combination with Legacy Vicarious Surgical surviving the Merger as a wholly-owned subsidiary of D8. Upon the Closing, each share of Legacy Vicarious Surgical issued and outstanding held by stockholders other than the initial founders of Legacy Vicarious Surgical was automatically cancelled and extinguished and converted into the right to the number of shares of the Company’s Class A common stock equal to the Exchange Ratio, and each share of Legacy Vicarious Surgical issued and outstanding held by the initial founders of Legacy Vicarious Surgical was automatically cancelled and extinguished and converted into the right to the number of shares of the Company’s Class B common stock equal to the Exchange Ratio.

Upon the Closing, D8’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 143,931,076 shares, of which 124,141,216 were designated as Class A common stock and 19,789,860 were designated as Class B common stock both having a par value of $0.0001 per share.

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

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE financing	142,000
Less: Transaction costs and advisory fees	(29,569)
Net proceeds from reverse recapitalization	190,424
Less: Warrant liabilities assumed	(93,110)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)	The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2022	2021
Machinery and equipment	3 to 5 years	$1,515	$957
Furniture and fixed assets	3 to 7 years	694	186
Computer hardware and software	3 years	798	259
Leasehold improvements	Lesser of lease term or asset life	4,227	1,432
Total property and equipment		7,234	2,834
Less accumulated depreciation		(1,293)	(584)
Property and equipment, net		$5,941	$2,250

In connection with the Waltham lease, the Company received $840 in May 2021 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $840 paid to vendors by the landlord was included in leasehold improvements.

In connection with the Waltham lease that was amended in October 2021, the Company received $1,200 in August 2022 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $1,200 was included in leasehold improvements.

Depreciation expense for the three and nine-month periods ended September 30, 2022 was $338 and $709, respectively. Depreciation expense for the three and nine-month periods ended September 30, 2021 was $84 and $190, respectively. Depreciation expense for the year ended December 31, 2021 was $316. Machinery with a gross value of $232 was acquired for cash of $47 and equipment loans of $185 in 2019. This machinery had accumulated amortization of $198 and $155 at September 30, 2022 and December 31, 2021, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2022
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$125,217	$—	$—	$125,217
Total assets	$125,217	$—	$—	$125,217

Liabilities:
Warrant liabilities - public warrants	$7,761	$—	$—	$7,761
Warrant liabilities - private warrants	—	—	6,968	6,968
Total liabilities	$7,761	$—	$6,968	$14,729

	December 31, 2021
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$171,196	$—	$—	$171,196
Total assets	$171,196	$—	$—	$171,196

Liabilities:
Warrant liabilities - public warrants	$37,085	$—	$—	$37,085
Warrant liabilities - private warrants	—	—	52,936	52,936
Total liabilities	$37,085	$—	$52,936	$90,021

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

For the three months ended September 30, 2022, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $3,038 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $75,291 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

For the three months ended September 30, 2021, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of approximately $36,532 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

	As of	As of
Private Placement Warrants	September 30, 2022	December 31, 2021
Volatility	62.0%	60.0%
Stock price	$3.35	$10.62
Expected life of options to convert	4.0 years	4.7 years
Risk-free rate	4.2%	1.2%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2021:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2021	17,248,621	$37,085	10,400,000	$52,936	27,648,621	$90,021
Exercised	(20)	(0)	—	—	(20)	(0)
Change in value	—	$(22,769)	—	$(37,960)	—	$(60,728)
March 31, 2022	17,248,601	$14,316	10,400,000	$14,976	27,648,601	$29,292
Exercised	—	—	—	—	—	—
Change in value	—	$(8,969)	—	$(8,632)	—	$(17,601)
June 30, 2022	17,248,601	$5,347	10,400,000	$6,344	27,648,601	$11,691
Exercised	—	—	—	—	—	—
Change in value	—	$2,414	—	$624	—	$3,038
September 30, 2022	17,248,601	$7,761	10,400,000	$6,968	27,648,601	$14,729

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	September 30, 2022	December 31, 2021
Compensation and benefits related	$4,884	$3,233
Professional services and other	483	865
Accrued expenses	$5,367	$4,098

7.	DEBT

Term Loan

In October 2020, the Company entered into a term loan agreement that provided the Company with the ability to borrow up to $3,500 with any amounts borrowed becoming due on April 1, 2024. The loan consisted of up to two tranches; a $1,500 tranche which became available to the Company upon the close of the loan agreement in October 2020 and was available to the Company to draw through March 31, 2021 and a second tranche of $2,000 which became available to the Company through September 30, 2021, upon the Company’s successful achievement of a milestone related to the development of the Company’s surgical robot. Although the milestone was achieved, the Company chose not to draw down the $2,000 tranche.

The term loan was interest-only through September 30, 2021, at which time the Company made the first of 30 equal monthly payments of principal plus interest. The term loan bears interest at a floating rate equal to the Prime Rate, but not less than a minimum rate of 3.25%. In addition, the final payment made at the earlier of the maturity of the loan or its termination included a deferred interest payment of 7.5% of the amount borrowed, resulting in a minimum annual rate of 5.98% to be paid to the lender. The term loan had prepayment fees if the Company elected to repay such loan prior to it becoming due, which penalties varied based upon the time remaining before the term loan was due. If the Company had repaid the term loan prior to the first anniversary of the term loan closing, it would have been required to pay a prepayment fee of 3% of the outstanding principal balance.

The loan had no financial covenants but did contain monthly reporting requirements and gave the lender a first priority lien on all Company assets. In March 2021, the Company borrowed the first tranche of $1,500. The outstanding balance of the term loan was $900 and $1,350 at September 30, 2022 and December 31, 2021, respectively.

In October 2022, the Company paid off the entire term loan balance. As the Company chose to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance applied.

Deferred Financing Costs

In connection with the term loan, the Company incurred $100 in expenses, inclusive of the warrant expense, which are netted against the long-term portion of the term loan proceeds. The Company is amortizing these costs over the life of the borrowing. In the three and nine-month periods ended September 30, 2022, $8 and $25, respectively of capitalized costs were amortized to interest expense. In the three and nine-month periods ended September 30, 2021, $8 and $17, respectively of capitalized costs were amortized to interest expense.

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

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of September 30, 2022 and December 31, 2021, the aggregate outstanding principal balance of the equipment loans was $0 and $16, respectively, net of current portions of $28 and $47, respectively.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $2:

Years Ended December 31,
2022, remaining three months	$13
2023	17
Total future equipment payments	$30

8.	COMMITMENTS AND CONTINGENCIES

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

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“Topic 842”). The guidance requires modified retrospective adoption, either at the beginning of the earliest period presented or at the beginning of the period of adoption. We elected to apply the guidance at the beginning of the period of adoption and recorded right-of-use (ROU) leased assets of $14,302. In conjunction with this, we recorded lease liabilities, which had been discounted at our incremental borrowing rates, of $15,933. The impact of our adoption of Topic 842 on our current and deferred income taxes was immaterial. The adoption of ASC 842 had no effect on retained earnings.

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the three and nine-month periods ended September 30, 2022 was $545 and $1,675, respectively. Rent expense for the three and nine-month periods ended September 30, 2021 was $392 and $906, respectively. Rent expense for the year ended December 31, 2021 was $1,447.

A summary of the components of lease costs for the Company under ASC 842 for the nine months ended September 30, 2022 and under ASC 840 for the nine months ended September 30, 2021 were as follows:

	September 30,
Lease costs	2022	2021
Operating lease costs	$1,675	$906
Total lease costs	$1,675	$906

Supplemental disclosure of cash flow information related to leases was as follows:

September 30,
2022
Cash paid	$1,156
Cash received	$(1,200)
Total cash received for amounts included in the measurement of operating lease liabilities (operating cash flows)	$(44)

The weighted-average remaining lease term and discount rate were as follows:

September 30,
2022
Weighted-average remaining lease term (in years)	9.5
Weighted-average discount rate	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2022:

Years Ended December 31,
2022, remaining three months ended December 31,2022	$488
2023	2,162
2024	2,286
2025	2,358
2026	2,430
Thereafter	13,931
Total future minimum lease payments	$23,655
Less imputed interest	(7,839)
Carrying value of lease liabilities	$15,816

10.	INCOME TAXES

For the three and nine-month periods ended September 30, 2022 and for the year ended December 31, 2021, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY

Authorized Shares

At September 30, 2022, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent equity as a result of the Business Combination. As of September 30, 2022, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

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

Common Stock

Classes of Common Stock

Class A common stock receives one vote per share. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purposes. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.

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

Restricted Stock Agreements — In 2014, the Company issued 19,789,860 shares of Legacy Class A common stock to the initial founders of the Company at par that contained a repurchase right by the Company at the lesser of the original purchase price of $0.0001 per share or the then current fair value of the share, which lapsed over a four-year period. In 2016 and 2018, these shares were amended with respect to the lapse of the repurchase rights, such that beginning as of January 2018 60% percent of the shares were vested and the remaining shares vest over a thirty-six-month period.

As of January 30, 2021, the shares were fully vested and on September 17, 2021, in connection with the Business Combination, the shares were converted to Class B common stock.

In 2021, subsequent to the Business Combination, the Company issued 749,691 RSUs of Class A common stock to employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting for the nine months ended September 30, 2022, is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2022	698,051	$12.54
Granted	84,744	$5.81
Vested	(56,716)	$11.86
Balance of unvested shares - March 31, 2022	726,079	$11.81
Granted	2,972,796	$3.84
Vested	(103,749)	$11.27
Balance of unvested shares - June 30, 2022	3,595,126	$5.23
Granted	111,188	$4.33
Vested	(304,335)	$5.66
Forfeited	(18,377)	$11.72
Balance of unvested shares - September 30, 2022	3,383,602	$5.13

Total stock-based compensation related to RSUs during the three and nine-month periods ended September 30, 2022 was $1,729 and $3,856, respectively. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $16,731 and is expected to be recognized over a weighted average period of 3.32 years. The aggregate intrinsic value of RSUs granted during the nine months ended September 30, 2022 and 2021, was $10,615 and $0, respectively. The aggregate intrinsic value of RSU’s vested during the nine months ended September 30, 2022 was $1,623. The aggregate intrinsic value of RSUs outstanding at September 30, 2022 was $11,335.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of September 30, 2022, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2022, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

2014 Plan — In 2014, Legacy Vicarious Surgical adopted the Vicarious Surgical Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which provided for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of Legacy Vicarious Surgical. Legacy Vicarious Surgical reserved 19,914,315 shares of common stock for issuance under the 2014 Plan. The Legacy Vicarious Surgical board of directors administered the 2014 Plan and determined the specific terms of the awards. The contractual term of options granted under the 2014 Plan was 10 years from the date of grant. In connection with the Business Combination, the Company’s stockholders voted to approve the 2021 Plan, which terminated and replaced the 2014 Plan, and options outstanding under the 2014 Plan were converted to options outstanding under the 2021 Plan. No additional awards will be granted under the 2014 Plan and no shares remained available for issuance pursuant to future grants under the 2014 Plan as of September 30, 2022 and December 31, 2021, respectively.

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

During the nine months ended September 30, 2022 the Company granted options to purchase 4,708,299 shares of Class A common stock, to employees and consultants with a fair value of $13,554. The fair value was calculated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.95% - 3.01%	0.45% - 1.13%
Expected term (in years)	5.52 - 6.07	5.20 - 6.11
Dividend yield	—%	—%
Expected volatility	68.87% - 70.26%	69.66% - 71.02%

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

At September 30, 2022, there was $25,745 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of September 30, 2022 are expected to be recognized over a weighted-average period of 3.06 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$743	$144	$1,742	$400
Sales and marketing	383	21	945	57
General and administrative	2,523	201	6,019	535
Total	$3,649	$366	$8,706	$992

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 4,288,602 shares available for future equity grants under the 2021 Plan at September 30, 2022.

The option activity of the 2021 Plan for the nine months ended September 30, 2022, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Outstanding at January 1, 2022	12,009,768	$2.92	7.76

Granted	4,708,299	4.52	9.66
Exercised	(2,110,961)	0.38	2.10
Forfeited	(1,040,125)	2.74	—
Expired	(10,994)	1.90	—

Options vested and expected to vest at September 30, 2022	13,555,987	$3.89	8.34

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and September 30, 2021 was $2.88 and $1.23, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021 was $9,927 and $3,616, respectively. The aggregate intrinsic value of options outstanding at September 30, 2022 was $16,349.

Common Stock Reserved for Future Issuance

As of September 30, 2022 and December 31, 2021, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Common stock options outstanding	13,556	12,010
Restricted stock units outstanding	3,384	698
Shares available for issuance under the 2021 Plan	4,289	4,506
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	48,878	44,863

13.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after three months of service and must be 21 years of age. The Company offers company-funded matching contributions which totaled $192 and $591 for the three and nine-month periods ended September 30, 2022, respectively. For the three and nine-month periods ended September 30, 2021, the company-funded matching contributions were $110 and $278, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net income/(loss)	$(24,737)	$(45,124)	$16,337	$(56,993)

Denominator for basic net gain/(loss) per share:
Weighted average shares	121,965,277	92,233,000	121,201,693	89,211,046

Denominator for diluted net gain/(loss) per share:
Weighted average shares	121,965,277	92,233,000	131,102,132	89,211,046

Net income/(loss) per share of Class A and Class B common stock – basic	$(0.20)	$(0.49)	$0.14	$(0.64)
Net income/(loss) per share of Class A and Class B common stock – diluted	$(0.20)	$(0.49)	$0.12	$(0.64)

For the nine months ended September 30, 2022, 34,694,840 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and nine-month periods ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Financial Highlights

We are pre-revenue generating as of September 30, 2022.

We generated a net gain of $16,337 for the nine months ended September 30, 2022 and incurred a net loss of $56,993 for the nine months ended September 30, 2021, representing a period-over-period gain of $73,330 primarily due to a $111,823 gain incurred due to the mark-to-market value of our public and private warrants to market and partially offset by a $24,672 increase in personnel-related expenses, a $6,058 increase in professional fees, $4,116 of increased insurance costs, $2,279 of additional lease and facility expenses, an additional $1,383 of R&D supplies and materials, $486 of increased travel expenses, and $520 of increased depreciation expense. Our increase in personnel-related expenses was driven primarily by our ramp up in R&D personnel for which our average headcount increased by 72% from an average of 78 people in the nine months ended September 30, 2021 to an average of 134 people for the nine months ended September 30, 2022. In addition, our general and administrative headcount increased by 142% from an average of 12 people in the nine months ended September 30, 2021 to an average of 29 people for the nine months ended September 30, 2022.

We incurred a net loss of $35,207 and $12,875 for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period increased loss of 173%. The 2021 net loss is inclusive of a gain of $3,085 related to the decrease in the fair value of our warrant obligations due to our stock price decrease during the fourth quarter of 2021. Our loss from operations prior to the warrant gain and other income and expense items was $38,223 and $12,985 for the years ended December 31, 2021 and 2020, respectively, representing period-over-period loss of 194%, which was primarily due to a 70% increase in our average headcount. Our increase in average headcount and a 467% increase in our general and administrative expenses which was primarily related to expenses associated with our becoming a public company during 2021. Our increase in average headcount was almost entirely by our ramp up in R&D personnel for which our average headcount increased by 65% from an average of 51 people in the year ended December 31, 2020 to an average of 84 people for the year ended December 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent developments surrounding the continued spread of COVID-19. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Risk Factors” included in our Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the United States. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2024 and only then if we receive FDA approval of our product. Any revenue from initial sales of a new product is difficult to predict and, in any event, will initially only modestly reduce our continued net losses resulting from our increasing research and development and marketing activities

Research and Development Expenses

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

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021

The following table sets forth our historical operating results for three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands, except for per share amounts)	2022	2021	Change	% Change
Operating expenses:
Research and development	$12,120	$5,189	$6,931	134%
Sales and marketing	1,912	842	1,070	127%
General and administrative	8,130	2,530	5,600	221%
Total operating expenses	22,162	8,561	13,601	159%
Loss from operations	(22,162)	(8,561)	(13,601)	159%
Other income (expense):
Change in fair value of warrant liabilities	(3,038)	(36,532)	33,494	92%
Interest income	494	—	494	N/M
Interest expense	(31)	(31)	—	N/M
Loss before income taxes	(24,737)	(45,124)	20,387	45%
Provision for income taxes	—	—	—	N/M
Net loss and comprehensive loss	$(24,737)	$(45,124)	$20,387	45%
Net loss per common share, basic and diluted	$(0.20)	$(0.49)	$0.29	59%

Research and Development Expenses. Research and development expenses increased $6,931, or 134%, to $12,120 during the three months ended September 30, 2022, compared to $5,189 during the three months ended September 30, 2021. The increase in research and development expenses was primarily due to increases of $3,630 of personnel-related expenses, $1,512 in professional services, $1,050 in materials and supplies, $450 in lease and facility expenses, and $223 in depreciation expense. The increase in personnel-related expense was due primarily to an increase in average headcount of 68%, from an average of 91 people in the three months ended September 30, 2021 to an average of 153 people in the three months ended September 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $1,070 increase in sales and marketing expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was related to an increase of $1,182 of personnel-related expenses. The increase in personnel-related expense was due to an average headcount increase of 50%, from an average of 12 people in the three months ended September 30, 2021 to an average of 18 people for the three months ended September 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $5,600, or 221%, to $8,130 during the three months ended September 30, 2022, compared to $2,530 during the three months ended September 30, 2021. The increase in general and administrative costs was due to increases of $3,948 in personnel-related expenses, $1,083 in insurance expense primarily related to our becoming a public company and $652 in professional fees. The increase in personnel-related expense was due to an average headcount increase of 209% from an average of 11 people in the three months ended September 30, 2021 to 34 people in the three months ended September 30, 2022, with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended September 30, 2022 was a $3,038 loss. The change in fair value of the warrant liability resulted from the remeasurement of the Public Warrant and Private Placement Warrant liabilities which was primarily driven by the increase in our stock price during the three months ended September 30, 2022.

Interest Income. Interest income increased by $494 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in interest income was primarily due to an increase in interest rates during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Interest Expense. Interest expense was $31 in each of the three-month periods ended September 30, 2022 and September 30, 2021.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to net cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table sets forth our historical operating results for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2022	2021	Change	% Change
Operating expenses:
Research and development	$32,023	$12,804	$19,219	150%
Sales and marketing	4,625	1,393	3,232	232%
General and administrative	22,820	6,206	16,614	268%
Total operating expenses	59,468	20,403	39,065	191%
Loss from operations	(59,468)	(20,403)	(39,065)	191%
Other income (expense):
Change in fair value of warrant liabilities	75,291	(36,532)	111,823	306%
Interest income	603	1	602	60,200%
Interest expense	(89)	(59)	(30)	50%
Income/(loss) before income taxes	16,337	(56,993)	73,330	129%
Provision for income taxes	—	—	—	N/M
Net income/(loss) and comprehensive gain/(loss)	$16,337	$(56,993)	$73,330	129%
Net income/(loss) per common share, basic	$0.14	$(0.64)	$0.78	122%
Net income/(loss) per common share, diluted	$0.12	$(0.64)	$0.76	119%

Research and Development Expenses. Research and development expenses increased $19,219, or 150%, to $32,023 during the nine months ended September 30, 2022, compared to $12,804 during the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to increases of $11,156 of personnel-related expenses, $4,038 in professional services, $1,990 in lease and facility expenses, $1,312 in materials and supplies, $466 in depreciation expense, and $302 in travel and entertainment expense. The increase in personnel-related expense was due primarily to an increase in average headcount of 72%, from an average of 78 people in the nine months ended September 30, 2021 to an average of 134 people in the nine months ended September 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. The $3,232 increase in sales and marketing expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to an increase of $2,987 of personnel-related expenses. The increase in personnel-related expense was due to an average headcount increase of 150%, from an average of six people in the nine months ended September 30, 2021 to an average of 15 people for the nine months ended September 30, 2022, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $16,614, or 268%, to $22,820 during the nine months ended September 30, 2022, compared to $6,206 during the nine months ended September 30, 2021. The increase in general and administrative costs was due to an increase of $10,529 in personnel-related expenses, an increase of $4,084 in insurance expense primarily related to our becoming a public company, and an increase of $1,814 in professional fees. The increase in personnel-related expense was due to an average headcount increase of 142% from an average of 12 people in the nine months ended September 30, 2021 to 29 people in the nine months ended September 30, 2022, with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the nine months ended September 30, 2022 was a $111,823 gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities which was primarily driven by the decrease in our stock price during the nine months ended September 30, 2022.

Interest Income. Interest income increased by $602 during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in interest income was primarily due to an increase in interest rates and a higher average cash balance during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The higher average cash balance during the nine months ended September 30, 2022 was primarily due to funds received as a result of the Business Combination.

Interest Expense. Interest expense increased by $30 during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to our $1,500 term loan.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to net cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination and recapitalization with D8. We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $35,207 and $12,985 during the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we held cash and cash equivalents of $126,797 and had an accumulated deficit of $50,461.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. On a gross basis, we have approximately $126,797 in cash which we expect to be sufficient to support our operations beyond the next twelve months.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. To date, we have not sold any shares under our sales agreement with Cowen and Company, LLC.

Cash

Our cash and cash equivalents balance as of September 30, 2022 was $126,797. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the Nine Months ended September 30, 2022 and September 30, 2021

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,802)	$(23,545)
Net cash used in investing activities	$(4,360)	$(422)
Net cash provided by financing activities	$333	$192,650

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $42,802, attributable to net income of $16,337 plus a net change in our net operating assets and liabilities of $6,076 and offset by non-cash items of $65,215. Non-cash items consisted of a gain of $75,291 due to the change in fair value of our warrant liabilities, partially offset by $8,706 in stock-based compensation, $709 of depreciation and amortization and $636 for non-cash lease expenses. The $6,076 change in our net operating assets and liabilities was primarily due to a $3,393 increase in accounts payable, a $1,268 increase in accrued expenses, a $1,083 increase in lease liabilities and a $332 increase in prepaid expenses and other assets.

Net cash used in operating activities for the nine months ended September 30, 2021 was $23,545, attributable to a net loss of $56,993 and a net change in our net operating assets and liabilities of $4,302 and non-cash items of $37,750. Non-cash items consisted of $36,532 due to the change in fair value of our warrant liabilities, $992 in stock-based compensation and $226 of depreciation and amortization. The $4,302 change in our net operating assets and liabilities was primarily due to a $5,921 increase in prepaid expenses and other assets partially offset by a $860 increase in accrued expenses, a $190 increase in accounts payable, and a $569 increase in deferred rent.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2022 was $4,360 for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $422 for equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $333 consisting primarily of $818 received for stock option exercises and offset by $485 of loan repayments.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $192,650 and primarily related to $191,070 of proceeds from the reverse recapitalization and proceeds of $1,500 from the term loan.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1	Sales Agreement, dated as of October 7, 2022, by and between the Registrant and Cowen and Company, LLC	Form S-3 (Exhibit 1.2)	10/7/2022	333-267785

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

November 7, 2022	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2022	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)