Form 10-K
period 2022-12-31
Vicarious Surgical Inc.
filed 2023-02-15
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $299.6 million.

As of February 5, 2023, the registrant had 106,332,173 shares of Class A common stock outstanding and 19,623,668 shares of Class B common stock outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the ability to recognize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	the success, cost and timing of our product and service development activities;

●	the commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings, and any related restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and how failure to protect or enforce these rights could harm our business, results of operations and financial condition;

●	economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations;

●	the anticipated continued impact of the COVID-19 pandemic on our business; and

●	other factors detailed under the section titled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of our product candidates, and have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercialize our product candidates and applications.

●	We may need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

●	We are a development stage company with a limited history of operations and no product candidates with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

●	Our success depends upon market acceptance of our product candidates, our ability to develop and commercialize our product candidates and additional applications and generate revenues, and our ability to identify new markets for our technology.

●	We are highly dependent upon the continued contributions of our key personnel. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

●	We have no experience in marketing and selling our product candidates and if we are unable to successfully commercialize our product candidates, our business and operating results will be adversely affected.

●	We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on limited or sole suppliers for some of the materials and components used in our product candidates, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

●	If we do not successfully develop, optimize and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

●	If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our product candidates, our business may be harmed.

●	The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our product candidates and technologies and could cause us to incur significant costs.

●	There is no guarantee that the U.S. Food and Drug Administration (the “FDA”) will grant marketing authorization for our product candidates or any of our future product candidates and technologies, and failure to obtain necessary marketing authorization for our current product candidates and our future product candidates and technologies would adversely affect our ability to grow our business.

●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

●	We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

●	In addition to IP litigation risks (referenced above), we face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

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

We are combining advanced miniaturized robotics, computer science and 3D visualization to build an intelligent and affordable, single-port surgical robot, called the Vicarious Surgical System, that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our disruptive next-generation robotics technology, we are seeking to increase the efficiency of surgical procedures, improve patient outcomes and reduce healthcare costs. Led by a visionary team of engineers from the Massachusetts Institute of Technology, or MIT, we intend to deliver the next generation in robotic-assisted surgery, designed to solve the shortcomings of open surgery, and current laparoscopic and robot-assisted minimally invasive surgery. We have developed multiple prototypes, have had pre-submission meetings with the FDA to align on our regulatory strategy, and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

The Vicarious Surgical System is uniquely designed to overcome the deficiencies that have limited broad adoption of robot-assisted minimally invasive surgery to date. By fundamentally engineering a better solution, we believe we have created a more capable surgical robot than those currently available on the market, and if authorized by the FDA, the Vicarious Surgical System will offer surgeons the ability to perform surgical procedures with greater dexterity and greater access to the entire abdomen, with better visibility and sensor-based feedback, through a small single incision in the abdomen. The Vicarious Surgical System features proprietary “de-coupled” actuators, which are intended to enable a cascade of benefits, including improved robotic mobility, reduced size, improved functionality and lower materials costs. The Vicarious Surgical System is designed to enable surgeons to perform procedures, if authorized by the FDA, inside the abdomen with human-equivalent motion, with a full nine degrees of freedom per robotic arm, providing an experience that is more natural, and more akin to the surgeon’s own upper body movements. In surgical procedures conducted on cadavers, the Vicarious Surgical System provides exceptional reach within the abdomen, and if authorized by the FDA, it will enable the surgeon to enter the abdomen from nearly any angle and work in nearly any direction, without having to triangulate to the surgical area from multiple incisions or to operate only within the limited area directly in front of a single incision. The Vicarious Surgical System is designed to provide exceptional visualization, with a high-performance, stereoscopic camera that rotates in three degrees of freedom (yaw, pitch, and roll) to provide the surgeon with stereoscopic imaging of nearly every surface in the abdomen. The Vicarious Surgical System also contains 28 sensors per instrument arm, which allows the system to provide real-time feedback to the surgeon on force, motion and other key data that are intended to enhance surgical procedures and patient outcomes.

The Vicarious Surgical System is being developed to provide attractive advantages to hospitals and ambulatory surgical centers, or ASCs, which we believe will drive rapid and widespread adoption. Unlike the large footprints of legacy surgical robotic systems that require a construction build-out and a dedicated operating room, the Vicarious Surgical System is much smaller and could be easily moved to any operating room throughout a medical facility. We anticipate that, if authorized by the FDA, the smaller size and advanced engineering of the Vicarious Surgical System and related disposable instruments will be offered at a cost-effective price point compared to existing legacy robotic systems. Hospitals and ASCs would not be required to dedicate permanent space and would reduce expenses relating to sterilization and operating room turnover. We believe that, if authorized by the FDA, adoption of the Vicarious Surgical System could be facilitated by a streamlined training regimen, where surgeons will be able to develop proficiency much more quickly than for legacy robotic systems. This is due to the design features of the Vicarious Surgical System, such as the ease of use and more natural, human-equivalent motion of the Vicarious Surgical System, the reduced surgeon burden during setup, and the fact that the Vicarious Surgical System would not be confined to a dedicated operating suite and therefore could have more availability for training purposes. In addition, with its increased capability and dexterity, the Vicarious Surgical System is designed to enable many procedures to be performed faster and more effectively, with less injury and risk to the patient, significantly reducing overall healthcare costs. Because the Vicarious Surgical System has not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and a timely authorization by the FDA.

We estimate that there are 39 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could be addressed with the Vicarious Surgical System, including use for ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for use in ventral hernia procedures to be the first clinical application for the Vicarious Surgical System, of which there are estimated to be 4.1 million cases worldwide and 0.9 million in the U.S. annually. We then intend to seek FDA clearance or authorization to enable the expansion into the other applications addressable by the Vicarious Surgical System.

Industry Background

Despite the advancements in manual and robot-assisted minimally invasive surgery over the last 40 years, of the estimated 39 million annual worldwide procedures addressable by the Vicarious Surgical System, it is estimated that more than 50% are currently performed by open surgery and less than 5% are performed by existing robot-assisted minimally invasive surgery technologies today. The large incisions required for open surgery, while allowing the surgeon to see with their own eyes and operate with their own hands, create significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as significant pain and suffering. Due to the significant trauma to the patient associated with open surgery, 15% to 20% of such surgeries result in tissue or internal organs pushing through the muscle into the abdomen, or incisional hernias, caused by the operation, requiring additional complex surgery to correct. Although there have been significant improvements in minimally invasive surgery procedures over open surgery, the following limitations associated with minimally invasive surgery still exist:

●	Laparoscopic surgery results in improved patient outcomes, but it presents significant challenges for surgeons, primarily associated with using long, rigid instruments through multiple incisions across the abdominal wall, which introduces the “fulcrum effect” requiring the surgeon to adjust for the inversion and scaling of movements. These laparoscopic instruments are difficult to manipulate, have limited degrees of freedom, limited reach and reduced depth-perception and visibility, which requires significant coordination among the surgical team to perform the procedure.

●	Multi-port robotic systems introduced in the early 2000s have managed to overcome some of the challenges associated with laparoscopy, but they require multiple incisions. While the wristed robotic instruments provide more dexterity than the long, rigid instruments used in laparoscopy, these robotic systems still require multiple systems and require the surgeon to define the workspace and kinematic motion profile of the robotic system for every procedure, based on where they create the incisions and where they intend to operate. Additionally, these systems are expensive and require a difficult learning-curve for surgeons. In addition, these systems are often underutilized because they have large footprints, limited portability and require extensive setup and longer operating room turnover time.

●	More recently, single-port surgical robots have been developed, but these systems are limited in that they rely on legacy robotic architecture, and thus require a much larger incision than multi-port robotic systems, have limited motion, strength, and visualization, and can only operate in a small procedural area. Given the relatively large size of the trocar incision required to be made by the surgeon to accommodate existing single-port robotic systems, among other limitations, these existing single-port robots have unfortunately resulted in significantly higher rates of complications with higher levels of injury to the patient, with less capability for the surgeon. For all these reasons, legacy single-port robotic solutions, much like multi-port manual and robotic minimally invasive surgery, have received limited adoption to date.

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

The Vicarious Surgical System

The single-port Vicarious Surgical System with advanced, miniaturized robotics and exceptional visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. The Vicarious Surgical System has not yet been authorized by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

(1)	The Vicarious Surgical System is capable of incision sizes as low as 1.2cm. Current disposables require 1.8cm incisions. We are developing and expect to launch disposables requiring 1.5cm incisions.

The Vicarious Surgical System consists of the following components:

●	Camera and Instrument Arms. The Vicarious Surgical System has a high-performance stereoscopic camera that, when combined with robotic motion, provides full 360-degree viewing capability and is being developed to continuously map the depth of the patient’s body. The camera moves in any direction and, together with the instrument arms, based on cadaver studies, the Vicarious Surgical System is capable of operating in nearly every direction within the abdomen, including rotating back and operating around the trocar incision point, unlike any robotic system on the market today. The Vicarious Surgical System’s surgical instrument arms each have nine degrees of movement, completely mimicking the degrees of freedom in the surgeon’s own wrists, elbows and shoulders, providing for a more complete and more natural range of motion for the surgeon. While existing robotic systems are limited to operating in a small section directly in front of the rigid instrument, the Vicarious Surgical System’s unique ability to operate in nearly every direction is designed to provide significantly more capability to the surgeon, while minimizing the injury and trauma to the patient. The camera and both instrument arms are being developed to enter the abdomen through a single, 1.8 centimeter trocar, which is anticipated to be reduced to a 1.5 centimeter trocar as development continues, that is within the size of conventional minimally invasive surgery trocars. Due to the smaller size of the Vicarious Surgical System, it will be able to provide significantly more sensing capability than existing systems, if the Vicarious Surgical System receives FDA authorization. The Vicarious Surgical System features 28 sensors per arm, to provide valuable feedback to the surgeon in real-time, and the sensors will also be capable of providing robust intraoperative data to continually enhance our AI capabilities and enhance surgeon capabilities over the long-term.

●	Surgeon Console. The Vicarious Surgical System surgeon console is designed to provide all the systems necessary for the surgeon to have an effective, immersive experience, visualizing the surgical field and controlling all the motions of the robot. If authorized by the FDA, the surgeon console will enable performance and patient outcomes that are not available on other existing systems. The console includes a peer-in stereoscopic vision screen that gives surgeons the ability to operate in a 3D environment without the use of 3D glasses, while maintaining awareness and line of sight to the operating room.

●	Patient Cart. The Vicarious Surgical System patient cart is designed to pass through the doorways of hospitals, outpatient clinics, ambulatory surgical centers, and any standard doorway, alleviating the equipment maneuverability concerns experienced by healthcare providers with competitor surgical robotics systems. Unlike existing robotic systems, the Vicarious Surgical System, if authorized by the FDA, would not require a dedicated operating room and could be wheeled into or out of any room, or stored in the hall, as the hospital does with other medical devices, significantly expanding accessibility to the system. Further, as most of the robotic motion occurs inside the abdomen in a single port, the Vicarious Surgical System does not have multiple, expensive, high-performance robotic arms outside the body, pivoting around the incision point to make small movements inside the body. We believe that these factors, together with the ability to utilize more advanced, sometimes less expensive manufacturing processes, will enable the Vicarious Surgical System to be significantly less expensive to build than competitive robotic systems, based on their publicly available data.

Vicarious Surgical System Advantages

We believe that to overcome the issues that have limited broad adoption of robot-assisted minimally invasive surgery procedures to date: cost, size, capability, ease of use, fast setup, high throughput, streamlined training, and improved patient outcomes, it is imperative to provide a solution that addresses all these concerns. The Vicarious Surgical System, with its advanced engineering and “de-coupled actuators,” which enable a revolutionary approach to the development of surgical robotics, is designed to be uniquely able to significantly improve upon each of these factors. Because of its proprietary engineering advantage, the Vicarious Surgical System is designed to offer more degrees of freedom and dexterity with which the surgeon can more naturally operate, and to provide greater visibility, sensing and functionality to the surgeon, all through a small, single port that is designed to offer more capability and fewer challenges than any single or multi-port surgical modality available. Because the Vicarious Surgical System had not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and a timely authorization by the FDA.

●	Decoupled Actuators. Robotic arms are controlled by actuators at each joint. Traditionally, these actuators are “coupled,” meaning that movement of one joint causes movement at each subsequent or prior joint. This coupled motion can be corrected by legacy robots via complicated software to coordinate and eliminate the unwanted motion between these joints that would otherwise be created. However, the software cannot eliminate the exponential buildup of force across these joints caused by this coupled action. This exponential force buildup requires stronger cables and pulleys and other expensive and larger components, which adds significant size, cost, and limits the available mobility of legacy robotic systems. By fundamentally engineering a better solution, we have decoupled the motion between these actuators, reducing cost and integrating components and materials that enable enhanced visibility, flexibility and strength, which in turn are intended to provide significant benefits for surgeons, hospitals, ASCs and patients.

●	Surgeon Experience

●	Human Equivalent Motion — Nine Degrees of Freedom. The Vicarious Surgical System is the only robotic system, compared to all legacy single- or multi-port solutions, to offer the same nine full degrees of freedom that exist in the natural motion of the surgeon’s own wrists, elbows and shoulders, providing unprecedented dexterity in a robot-assisted minimally invasive surgery. While other legacy robotic systems require the surgeon to conform and limit their movements to what the robot will enable, in cadaver studies, the Vicarious Surgical System offers the nearly full range of motion of the surgeon’s own upper body, providing an experience that is more natural, and more akin to what they know best, open surgery, except miniaturized and transformed inside the body.

●	Expanded Reach Inside the Abdomen. With the full nine degrees of freedom provided by the Vicarious Surgical System, as shown in cadaver studies, the surgeon can enter the abdomen from nearly any angle and work in nearly any direction, with more freedom, all through a small single incision. Legacy robotic systems and manual minimally invasive surgery require the surgeon to triangulate to the surgical area and limit the surgeon to performing only in a small section directly in front of the incision. The Vicarious Surgical System’s unprecedented reach is designed to enable the surgeon to pivot in nearly any direction during surgery and the surgeon can even pivot backwards and operate near the incision site.

●	Sensing, Visualization and AI. The surgeon can utilize the peer-in screen on the console for visualization. The Vicarious Surgical System’s high-performance, stereoscopic camera can rotate in nearly every direction, similar to the natural motion of the surgeon’s head, and is being developed to provide full 3D mapping. The Vicarious Surgical System contains more than two dozen sensors per arm, designed to provide unmatched sensing capability that is being developed to deliver valuable feedback on force, motion and other key data, to the surgeon in real-time. These sensors also will be used to feed our rapidly expanding need for data and AI development, which will be utilized to further enhance surgical procedures and provide a significant link and insight between pre- and peri-operative data and patient outcomes.

●	Hospital and Ambulatory Surgical Center (ASC) Advantages

●	System Size. Unlike legacy systems that require a construction build-out simply to fit their system into a dedicated operating room, the Vicarious Surgical System is designed to be small enough to fit through a single door. This is intended to enable faster set-up and break-down times, allowing the Vicarious Surgical System to be used anywhere within the facility.

●	Training. Because of the more natural motion of the Vicarious Surgical System, together with the fact that it is not confined to a dedicated operating suite like most legacy robotic systems, the Vicarious Surgical System can be more available for surgeons to practice, and it is expected that surgeons would be able to develop proficiency more quickly and easily than with legacy systems, which could improve surgeon adoption and enhance hospital and ASC return on investment.

●	Economics/System Cost. If authorized by the FDA, we intend to offer the Vicarious Surgical System, maintenance, and service support at more attractive pricing to existing legacy systems. With its increased capability and dexterity, it is expected that many procedures could be performed faster and more effectively, which could greatly reduce overall hospital costs.

●	Disposability. Our instruments and accessories have been designed and will be offered at a price that enables them to be used once and then disposed. Hospitals and ASCs will no longer need to dedicate space and expense to ensure these items are properly sterilized and available for re-use.

●	Patient Outcomes

●	Enhanced Capability. The Vicarious Surgical System will be designed to provide increased visualization and capability to the surgeon, and if the FDA authorizes the Vicarious Surgical System, it is intended to allow the surgeon to more easily perform advanced techniques that are proven in existing clinical use to provide for better patient outcomes.

●	Smaller Trocar — Fewer Complications. In open surgery, due to the large size of the incision, the incision fails to heal properly 15-20% of the time, a complication that may require additional surgery to fix. Multi-port manual and robot-assisted minimally invasive surgery, while significantly less capable than the Vicarious Surgical System is designed to be, utilize small trocars (i.e., 8mm to 12mm), which greatly reduces this risk to approximately 1%. Existing single-port robots utilize at least a 25mm trocar size, which have a failure rate of nearly 10%, beginning to approach the failure rate of open surgery. The Vicarious Surgical System, like multi-port minimally invasive surgery, is designed to utilize a small trocar, which could enable superior results with the lowest overall risk. Currently, the Vicarious Surgical System utilizes an 18mm trocar, which is anticipated to be reduced to a 15mm trocar as development continues.

Our Strategy

With revolutionary advancements in design, we seek to democratize surgery through widespread access to a more capable and more affordable surgical robotic platform. Our objective is to become the leading provider of surgical robotic platforms for soft tissue surgery. To achieve this objective, we are pursuing the following business strategies, all of which are dependent upon the receipt of FDA authorization:

●	Drive adoption of the Vicarious Surgical System initially in the ventral hernia market. We plan to initially focus our marketing efforts on surgeons and hospitals performing surgical procedures in general surgery, gynecology and other procedures that will benefit from our single incision platform. We believe our innovative system will deliver clinical and economic value that will address the unmet need in today’s surgical operating rooms. Our strategy is to work with key thought leaders in general surgery, gynecology and other specialties who can help provide feedback that will help guide our product roadmap and surgical techniques.

●	Expand indications. The ability to have universal access to the abdomen with the Vicarious Surgical System also presents opportunities for other procedures that we plan to target in the near future. Some of the future indications that are being targeted are inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We estimate that 39 million of these procedures are performed annually worldwide today.

●	Generate recurring revenue. After the initial installation of the Vicarious Surgical System, our goal is to increase the utilization of the Vicarious Surgical System by demonstrating the procedural and workflow efficiency of the System. Faster set up and procedure times with the Vicarious Surgical System can enable hospitals and ASCs to potentially schedule more procedures, which would in turn drive volume sales of single use components, including the robotic arms, camera and instrument tips.

●	Demonstrate clinical and financial value proposition. Over 50% of ventral hernia procedures are performed as open surgical procedures in the hospital. We aim to capitalize on the trend of moving procedures from hospitals to ASCs. Additionally, we believe that the Vicarious Surgical System can accelerate the ability to perform complex hernia surgeries with a minimally invasive surgery procedure in an ASC as opposed to a hospital. However, ASCs typically do not have significant capital budgets to justify large capital purchases, nor do they have infrastructure budgets to undertake the construction of a dedicated operating suite. The Vicarious Surgical System’s value proposition is designed to appeal to these ASCs.

●	Expand product offerings. We believe that technologies such as virtual reality and AI have the potential to further enhance a surgeon’s capabilities. We plan to develop advanced AI features, such as 3D depth mapping, and automated suturing, to be incorporated into future generations of the Vicarious Surgical System.

●	Commercialization outside U.S. If the FDA authorizes the Vicarious Surgical System for commercialization in the U.S., we intend to seek applicable regulatory clearances or approvals in Asia, Europe and the rest of the world to commercialize the Vicarious Surgical System worldwide.

Historical Development of the Vicarious Surgical System and Regulatory Pathway

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

We have conducted, and continue to conduct, several cadaver studies with the prototype Vicarious Surgical System. The goal of each study was to refine the performance of the Vicarious Surgical System. In these cadaver studies, the Vicarious Surgical System prototype was used to perform several ventral hernia repair procedures, hysterectomy procedures and cholecystectomy procedures. In addition, in these cadaver studies, surgeons have used the Vicarious Surgical System prototype to perform various techniques for ventral hernia repair, including robotic transabdominal preperitoneal, or rTAPP, retrorectus, and intraperitoneal onlay mesh repair (IPOM) plus. These studies were used to gather insights regarding:

●	The length of the robotic instruments needed to perform ventral hernia repair procedures;

●	Field and depth of view of the robotic camera;

●	User interface elements, such as the clutch pedal, navigation pedals and digital interface elements;

●	Quality of robotic end-effector motion in response to surgeon hand motion;

●	Insertion and extraction workflow; and

●	Reliability of the robotic instruments and camera.

In November 2019, we received FDA Breakthrough Device designation for a prior version of the Vicarious Surgical System with a proposed indication for use in ventral hernia repair procedures. The Vicarious Surgical System is considered a Class II medical device. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

A preliminary meeting with the FDA was conducted in December 2021 to discuss with the FDA our decision to make two technology changes to the Vicarious Surgical System design that was granted Breakthrough Device designation in November 2019. Based on these changes, the FDA has determined that the current Vicarious Surgical System design that is planned for the initial limited launch and was submitted to the FDA in the November 2021 FDA pre-submission meeting request is different from the device that was granted Breakthrough Device designation for the device design filed in November 2019. The FDA stated that the Breakthrough Device designation remains active for the prior device design granted Breakthrough Device designation in November 2019. In the future, we may attempt to reincorporate the technologies from such prior device design to leverage the previously granted Breakthrough Device designation. The process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will be granted to a different device design, and if it were granted, there is no guarantee that such designation will accelerate the timeline for authorization or make it more likely that the Vicarious Surgical System will be authorized.

In February 2022, a pre-submission meeting was held with the FDA to gain alignment on the current Vicarious Surgical System. Feedback provided by the FDA indicated that each robotic-assisted surgical system has distinctive kinetics, connections, data transmission and interfaces, including interfaces for the user, patient and environment, the combination of which composes a unique and multifaceted system. Additionally, the FDA indicated that each robotic-assisted surgical system has unique inputs and outputs and must account for uncertainty and instability in different ways. Taken together, these different technological characteristics raise different questions of safety or effectiveness that are not applicable to a predicate device and may pose a significant safety or effectiveness concern for the Vicarious Surgical System. For example, the way that a robotic-assisted surgical system is constructed and implemented will have a direct bearing on the safety and effectiveness profile of the device and different robotic-assisted surgical systems are not sufficiently similar to allow for meaningful comparison between the Vicarious Surgical System and predicate robotic-assisted surgical systems. The FDA indicated that the evaluation of the complex Vicarious Surgical System requires a holistic approach of the performance testing, such as software, bench, animal, human factors and usability, and clinical data to determine how each element establishes the Vicarious Surgical System’s integration approach to the intended use and more specifically the indicated procedures. Therefore, each robotic-assisted surgical system carries new or different risks and an evaluation of these risks will require an independent evaluation of the safety and effectiveness of the Vicarious Surgical System due to the technology and the implementation into the clinical care. Based on this feedback, the FDA has determined that a 510(k) submission would likely be found not substantially equivalent to a predicate robotic-assisted surgical system. In accordance with this FDA feedback, we have revised our regulatory roadmap for market authorization, as discussed below.

Regulatory Roadmap for Market Authorization

Based on the outcome of the pre-submission meeting with the FDA in February 2022, the FDA has determined that there is no legally marketed predicate device. Therefore, we will plan to file a de novo classification request for the proposed initial indication for use in ventral hernia repair procedures as a regulatory pathway to classify the Vicarious Surgical System. Devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions, when applicable. Accordingly, we believe that 510(k) filings will be available as a regulatory pathway for the Vicarious Surgical System with respect to future indications.

We plan to conduct a prospective human pivotal clinical investigation under an FDA Investigational Device Exemption (IDE) to evaluate the safety, effectiveness, and performance of the Vicarious Surgical System to obtain U.S. market authorization for the proposed indication for use in ventral hernia repair procedures. In addition to conducting a human pivotal clinical investigation, we plan to conduct non-clinical testing activities to verify and validate the safety, performance, effectiveness, functionality, usability and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. A verification and validation process is expected to provide the necessary data to submit to the FDA for IDE approval.

We expect that non-clinical verification and validation testing will be conducted to verify and validate that the Vicarious Surgical System meets all design specifications for its intended use. These tests will include in-vitro, simulated clinical bench testing and cadaver studies, as well as animal studies to support and demonstrate the safety, performance, effectiveness, functionality, usability, and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. Cadaver studies, representing realistic dimensions and contours of the human abdominal space, will be used primarily to verify and validate system functionality, performance, and safety relevant to patient anatomy and contexts of use with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, and suturing as needed during a simulated ventral hernia repair procedure. Animal studies will be used primarily to demonstrate performance, safety, efficacy, and usability of the system as relevant to a live model with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, coagulating, and suturing, during a simulated ventral hernia repair procedure. This testing may also be used to demonstrate that applicable risk mitigation features, including software alarms, alerts, extraction of multi-jointed instrumentation in case of system failure, misuse, or other errors are adequate and perform to specifications. Summative usability testing will be conducted by surgeons, nurses and technicians in a simulated operating room environment to provide objective evidence that the Vicarious Surgical System can be used safely and effectively by end users for its intended uses, the device functions as expected and intended, and all risk mitigations implemented are safe and effective. In addition, we plan to conduct simulated bench-top testing on transparent anatomical models to evaluate, among other things, how the Vicarious Surgical System performs in “worst case” scenarios to verify and validate safe anatomical access, instrument/camera angulation and movement at the extremes of various surgical procedures with respect to patient anatomy and dimensions that cannot be readily controlled for when using live animal and human cadaver models.

Future Indications

We plan to expand upon our claims and/or indication for use to address additional unmet clinical needs in different anatomical areas as well as therapeutic procedures. Following the initial authorization for use in ventral hernia repair procedures under a de novo classification, if obtained by the FDA, we plan to submit 510(k) filings for other indications for use, using the Vicarious Surgical System’s first de novo authorization as a predicate, along with other predicate devices with similar cleared indications for use. We have identified several potential future indications and procedures that align well with the Vicarious Surgical System’s ability to access and visualize the abdominal cavity. Possible future indications may include but not be limited to inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We will perform an assessment to determine the appropriate regulatory strategy required to expand claims and obtain applicable regulatory clearances in the United States and in other global markets.

Intellectual Property

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

We maintain a patent portfolio that includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications, which include claims directed towards our proprietary technology. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. As of January 31, 2023, we owned approximately seven (7) issued U.S. utility patents, approximately two (2) issued utility patents in foreign jurisdictions including one (1) in China and one (1) in Japan, approximately 114 pending utility patent applications in the U.S. and foreign jurisdictions, including in Canada, China, Europe, Japan, Hong Kong and India, and approximately one (1) U.S. design patent application. An additional two (2) U.S. patents and one (1) European patent are expected to issue early 2023. These issued utility patents and pending utility patent applications (if they were to issue as patents) have expected expiration dates ranging between 2035 and 2041. Our patents and patent applications are directed to, among other things, our core technology. This includes the surgical robotic and camera system; sensing capabilities, controls and visualization interfaces; the surgical tools suite; and related technologies.

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

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates will depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. Moreover, we may be unable to obtain patent protection for the Vicarious Surgical System generally, as well as with respect to certain surgical indications. See the section entitled “Risk Factors — Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Research and Development

As of February 6, 2023, our research and development programs are generally pursued by our 119 engineering, scientific and technical personnel employed by us in our offices in Massachusetts on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and with researchers in academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objectives of our research and development efforts are to continue to introduce incremental enhancements to the capabilities of the Vicarious Surgical System and to advance development.

For the fiscal years ended December 31, 2022 and 2021, we incurred research and development expenses of $43.9 million and $22.1 million, respectively.

Manufacturing

We have expanded our manufacturing capabilities with the development of a manufacturing facility, including a clean room, within our headquarters in Waltham, Massachusetts, and have hired key manufacturing personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of certain products for preclinical and clinical testing, as well as for commercial manufacturing.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the Vicarious Surgical System are currently provided to us by sole-sourced suppliers or single-sourced suppliers.

We are committed to developing an ethical, safe and sustainable supply chain. This extends to our supplier base as well, so we are seeking partnerships with suppliers who share our commitment to strong ethics and full compliance with all applicable laws.

We promote the following basic principles in our supply chain:

●	Business practices that respect human rights that align with international standards of responsible business conduct;

●	Compliance with conflict mineral laws;

●	Business integrity;

●	Environmental responsibility and sustainability;

●	Protection of confidential information.

Competition

We face competition in the forms of existing open surgery, conventional minimally invasive surgery, drug therapies, radiation treatment, and emerging interventional surgical approaches. Our success depends on continued clinical and technical innovation, quality and reliability, as well as educating hospitals, surgeons, and patients on the results associated with robotic-assisted surgery using the Vicarious Surgical System and our value proposition relative to other techniques. We also face competition from several companies that have introduced or are developing new approaches and products for the minimally invasive surgery market. We believe that the entrance or emergence of competition validates robotic-assisted surgery.

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

Commercialization

We have not yet established a sales or product distribution infrastructure for the Vicarious Surgical System. We plan to access the U.S. market with the Vicarious Surgical System through strategic partnerships and also develop our own focused, specialized sales force or distribution channels once we have commercialized the Vicarious Surgical System.

Government Regulation

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which we or our research and development partners or affiliates do business. The laws and regulations governing our business and interpretations of those laws and regulations are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical products and healthcare services that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

FDA Regulation

Medical devices are strictly regulated by the FDA, in the United States. Under the Federal Food, Drug, and Cosmetic Act (FDCA), a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

We are currently developing a robotic-assisted surgical system, which is regulated by the FDA as a medical device under the FDCA, as implemented and enforced by the FDA. The FDA regulates the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export, and post-market surveillance of medical devices.

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance, authorization, or approval from the FDA through the premarket notification (510(k)) process, the de novo classification process, or the premarket approval (PMA) process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and clearance, authorization, or approval by the FDA. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation, (or the QSR), as well as regulations requiring establishment registration and device listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential, unreasonable risk of illness or injury.

Class II devices are those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance requirements, patient registries and FDA guidance documents describing device-specific special controls. While most Class I devices are exempt from the 510(k) premarket notification requirement, most Class II devices require a clearance of a 510(k) premarket notification prior to commercialization in the United States; however, the FDA has the authority to exempt Class II devices from the premarket notification requirement under certain circumstances. As a result, manufacturers of most Class II devices must submit 510(k) premarket notifications to the FDA in order to obtain the necessary clearance to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a “predicate device” that is already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (“preamendments device”) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to the predicate device identified by the applicant in a premarket notification submission, the FDA will grant 510(k) clearance for the new device, permitting the applicant to commercialize the device. Premarket notifications are subject to user fees, unless a specific exemption applies.

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

The de novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the Food and Drug Administration Safety and Innovation Act of 2012, the FDA is required to classify a device within 120 days following receipt of the de novo classification request from an applicant; however, the most recent FDA premarket review goals state that in fiscal year 2023, FDA will attempt to issue a decision within 150 days of receipt on 70% of all de novo classification requests received during the year. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo classification requests are subject to user fees, unless a specific exemption applies.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) and de novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, (or IDE), regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies us that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the FDA’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board, (or IRB), for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

In addition, under the FDA medical device reporting, (or MDR), regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

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

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions or civil penalties;

●	recalls, detentions or seizures of products;

●	operating restrictions;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	delay or refusal of the FDA or other regulators to grant 510(k) clearance, de novo authorization, PMA approvals, or other marketing authorization to new products;

●	withdrawals of marketing authorizations, clearances, or approvals; or

●	in the most serious cases, criminal prosecution.

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

The goal of the Breakthrough Devices Program is to accelerate the timeline to market for novel devices that will likely provide a benefit to patients. A Breakthrough Device designation offers multiple benefits to the device manufacturer, including priority review of the pre-market submission for the device, opportunities to interact directly with FDA’s experts throughout the process, and engagement of FDA senior management, to the extent permitted by the FDA’s resources.

In November 2019, we received FDA Breakthrough Device designation for a prior version of the Vicarious Surgical System with a proposed indication for use in ventral hernia repair procedures. The Vicarious Surgical System is considered a Class II medical device. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

A preliminary meeting with the FDA was conducted in December 2021 to discuss with the FDA our decision to make two technology changes to the Vicarious Surgical System design that was granted Breakthrough Device designation in November 2019. Based on these changes, the FDA has determined that the current Vicarious Surgical System design that is planned for the initial limited launch and was submitted to the FDA in the November 2021 FDA pre-submission meeting request is different from the device that was granted Breakthrough Device designation for the device design filed in November 2019. The FDA stated that the Breakthrough Device designation remains active for the prior device design granted Breakthrough Device designation in November 2019. In the future, we may attempt to reincorporate the technologies from such prior device design to leverage the previously granted Breakthrough Device designation. The process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will be granted to a different device design, and if it were granted, there is no guarantee that such designation will accelerate the timeline for authorization or make it more likely that the Vicarious Surgical System will be authorized.

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or the FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Healthcare Law and Regulation

If the Vicarious Surgical System or our other product candidates are authorized in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-cleared, authorized, or approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

We recognize the risk of cybersecurity incidents and work to constantly evolve our incident response plans as the known threat vectors emerge. We vet and verify the cybersecurity practices and compliance of our vendors to ensure they follow established guidelines, compliance requirements, and best practices related to their industry. Internally, we utilize a cybersecurity maturity model based on federal standards to track and report on the current and future compliance and progress within the multiple areas of compliance and concern. We intend to make steady measured improvements to our cybersecurity maturity along with investments in tools, and services that are aligned with our growth and maturity. We intend to adhere to a baseline of best practices that include proper use of encryption of data and communications, policies and procedures, and mitigation/validation practices that seek to ensure the approach is meeting or exceeding our commitment to our plan.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 unless additional Congressional action is taken. However, the Medicare sequester reductions were temporarily suspended due to the COVID-19 pandemic. The Medicare sequester reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, or MACRA, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 and are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control medical product pricing, including price or patient reimbursement constraints and discounts, and require marketing cost disclosure and transparency measures. Most recently, the Biden Administration has indicated that lowering healthcare costs and ensuring equitable patient access to medical care is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

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

Human Capital

As of February 6, 2023, we had 213 employees, 123 of whom were engaged directly in research, development, regulatory and clinical activities, 51 in manufacturing and quality assurance and 39 in marketing, sales, and administrative activities.

Diversity, Equity and Inclusion

We recognize the value associated with the development of an inclusive work environment, where employees experience a sense of belonging. We further recognize the vital role of DE&I not only to our employees, but in our relationships with our customers and suppliers. Our goal is to cultivate a respectful and professional culture where all voices are heard and valued. We regularly conduct employee engagement and pulse surveys with questions focused on DE&I in order to identify themes and trends, so that we know where to focus our efforts.

Diverse Talent Recruitment & Hiring

Our interview teams and hiring managers are equipped with a structured approach to interviewing and hiring. This ensures that each candidate is evaluated consistently against job specific competencies leading to objective and fair hiring decisions. Our Talent Acquisition Partners are trained to recognize and address any potential unconscious biases. We intentionally identified “Respect for Differences” as one of our core management competencies, as we expect our leaders to serve as role models for valuing people of different backgrounds, cultures, and demographics.

Employee Compensation and Benefits

Employees at all levels of our organization are eligible for a company bonus and equity program. In addition, we offer a competitive base salary and a full suite of benefits that we regularly review to ensure that those benefits continue to meet the needs of our employees. Compensation and benefits are paired with talent management programs to retain and develop our team, and to attract new talent.

Physical, mental, and financial wellness are front and center in our benefits offerings. We provide access to external experts and resources to assist employees and their families. Additionally, we offer incentives and rewards to encourage healthy behaviors. Financially, we provide access to a financial advisory service, access to an online financial wellness assessment and education service, free webinars, and offer a company 401(k) match.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of the Vicarious Surgical System, and have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and future indications.

Since inception, we have devoted substantially all of our financial resources to developing our surgical robot. We have financed our operations primarily through the issuance of equity securities. We have not generated revenue from the sale of the Vicarious Surgical System to date and have incurred significant losses. We generated net income of $5.2 million and incurred a net loss of $35.2 million for the years ended December 31, 2022 and 2021, respectively. The amount of our future net losses will depend, in part, on future sales and on-going development of the Vicarious Surgical System, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and seeks to develop and commercialize new surgical applications for the Vicarious Surgical System, such as gynecological, urological or other general surgical applications. We anticipate that our expenses will increase substantially if and as we:

●	continue to build our sales, marketing and distribution infrastructure to commercialize our Vicarious Surgical System for use in ventral hernia repair procedures;

●	continue to develop the Vicarious Surgical System;

●	seek to identify, assess, acquire, license and/or develop other product candidates and technologies or components thereof and subsequent generations of our current product candidates and technologies;

●	seek to maintain, protect and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	support our operations as a public company.

Our ability to generate future revenue from the Vicarious Surgical System sales depends heavily on our success in many areas, including but not limited to:

●	launching and commercializing current and future uses for the Vicarious Surgical System, either directly or in conjunction with one or more collaborators or distributors;

●	obtaining and maintaining regulatory authorization with respect to each application for the Vicarious Surgical System and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	establishing and maintaining distribution relationships with third-parties that can provide adequate (in amount and quality) infrastructure to support market demand for the Vicarious Surgical System; and

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities. Our accumulated deficit as of December 31, 2022 was $61.6 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious Surgical System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

We may need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to develop new surgical applications for the Vicarious Surgical System. We expect to use the funds received in connection with the Business Combination to scale our operations, develop and commercialize the Vicarious Surgical System for use in ventral hernia repair procedures, develop new surgical applications for the Vicarious Surgical System, such as gynecological, urological or other general surgical applications, expand internationally, and for working capital and general corporate purposes. We will require additional capital to develop and commercialize the Vicarious Surgical System for abdominal surgeries and to develop the Vicarious Surgical System for new surgical applications. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

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

We are a development stage medical device company with a limited operating history, and we currently do not have any products authorized for commercialization in any country or jurisdiction or any source of revenue. We have been engaged in research and product development since our inception in 2014 and have invested all of our time and resources in developing our technology and the Vicarious Surgical System, which we intend to commercialize initially for use in ventral hernia repair procedures, followed by subsequent indications. The future success of our business will depend on our ability to obtain regulatory authorization to market our Vicarious Surgical System, drive adoption, successfully introduce new surgical applications for the Vicarious Surgical System, establish our sales force and distribution network, and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses are increasing. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, the Vicarious Surgical System and our prospects.

If we do not successfully manage the development and launch of the Vicarious Surgical System, we will not meet the long term forecasts we presented to D8 Holdings and our business, operating and financial results and condition could be adversely affected.

We aim to launch the Vicarious Surgical System initially for use in ventral hernia repair procedures, but to later expand the product to other abdominal surgical applications, including gynecological, urological and general surgery uses. We face risks associated with developing and launching the Vicarious Surgical System for the first indication specific use and other surgical applications. We are in the process of developing the Vicarious Surgical System, and will need to complete beta testing, verification and validation prior to filing de novo authorization with FDA. If we encounter development or manufacturing challenges or discovers errors during our development cycle, the launch dates of the initial and new surgical applications may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of the Vicarious Surgical System could adversely affect our business or financial condition.

The market for the Vicarious Surgical System and the use of robotic-assisted surgical technology is rapidly evolving, and increasingly competitive, as the healthcare industry is undergoing significant structural change, which makes it difficult to forecast demand for our product candidates and technologies.

The market for the Vicarious Surgical System and the use of robotic-assisted surgical technology is rapidly evolving, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to the changing demands of customers. It is difficult to predict the future growth rate and size of our target market. As a result, the addressable market projections provided to D8 Holdings for purposes of considering the Business Combination may not be achieved. Negative publicity concerning the Vicarious Surgical System could limit market acceptance of the Vicarious Surgical System. If our customers do not perceive the benefits of the Vicarious Surgical System, when or if it is authorized for marketing, or if the Vicarious Surgical System does not attract new customers, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology relative to competing products to existing and potential customers. If healthcare organizations do not recognize or acknowledge the benefits of the Vicarious Surgical System or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect.

Because our markets are highly competitive, customers may choose to purchase our competitors’ products or services or may not accept the Vicarious Surgical System for use in ventral hernia repair procedures, which would result in a reduced ability to generate future revenue.

Robotic-assisted surgery using the Vicarious Surgical System is a technology that competes with established and emerging treatment options in both disease management and reconstructive medical procedures. These competitive treatment options include conventional open surgery and minimally invasive approaches. Some of these procedures are widely accepted in the medical community and, in many cases, have a long history of use. Studies could be published that show that other treatment options are more beneficial and/or cost-effective than robotic-assisted surgery. We cannot be certain that physicians will use our product candidates to replace or supplement established treatments or that our product candidates will be competitive with current or future technologies, when or if those product candidates are authorized for marketing.

Additionally, we face or expect to face competition from companies that develop or have developed robotic-assisted surgical systems and products. Companies have introduced products in the field of robotic surgery or have made explicit statements about their efforts to enter the field including, but not limited to, the following companies: Intuitive Surgical, Inc.; Johnson & Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.); Medtronic plc (including their wholly-owned subsidiary Covidien LP); Virtual Incision Corporation; Titan Medical Inc.; CMR Surgical Ltd.; and Stryker Corporation. Other companies with substantial experience in industrial robotics could potentially expand into the field of surgical robotics and become competitors. Our ability to generate future revenue may be reduced due to pricing pressure if our competitors develop and market products that are more effective or less expensive than our future commercial product candidates. If we are unable to compete successfully, our ability to generate future revenue will suffer, which could have a material adverse effect on our business, financial condition, result of operations, or cash flows.

Our success depends upon market acceptance of the Vicarious Surgical System for use in ventral hernia repair procedures, our ability to develop and commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and additional surgical applications and generate revenues, and our ability to identify new markets for our technology.

We have developed and are engaged in the development of the Vicarious Surgical System initially for use in ventral hernia repair procedures. Achieving physician, patient, and third-party payor acceptance of robotic-assisted surgery as a preferred method of performing surgery is crucial to our success. Our success will depend on the acceptance of the Vicarious Surgical System in the United States and global health care markets, when or if it is authorized for marketing in those jurisdictions. We are faced with the risk that the marketplace will not be receptive to the Vicarious Surgical System over competing products, including traditional and existing robotic-assisted surgical procedures used in hospitals and ambulatory surgical centers, or ASCs, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to commercialize any potential future product candidates and technologies include:

●	challenges of developing or acquiring externally-developed technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and

●	dependence upon hospitals, ASCs, surgeons and other healthcare practitioners’ acceptance of the Vicarious Surgical System.

Even if we can prove the safety and effectiveness of the Vicarious Surgical System and it receives marketing authorization, hospitals, ASCs, or surgeons may elect not to use it. In addition, hospitals, ASCs and surgeons may be slow to adopt the Vicarious Surgical System because of the perceived liability risks arising from the use of new products and the uncertainty of reimbursement from third-party payors, particularly in light of ongoing healthcare reform initiatives and the evolving healthcare environment.

Broad use of the Vicarious Surgical System will require training of surgical teams. We expect that there will be a learning process involved for surgical teams to become proficient in the use of the Vicarious Surgical System. Market acceptance could be delayed due to the time required to complete this training. We may not be able to rapidly train surgical teams in numbers sufficient to generate adequate demand for our product candidates. We cannot assure investors that the Vicarious Surgical System or any future product candidates and technologies will gain broad market acceptance. If the market for the Vicarious Surgical System or any future product candidates and technologies fail to develop or develops more slowly than expected, or do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

Surgeons, hospitals, ASCs and distributors may have existing relationships with other medical device companies that make it difficult for us to establish new relationships with them, and as a result, we may not be able to sell and market the Vicarious Surgical System effectively.

We believe that to sell and market the Vicarious Surgical System effectively, when or if the product receives marketing authorization, we must establish relationships with key surgeons, hospitals and ASCs in the field of abdominal surgery. Many of these key surgeons, hospitals and ASCs already have long-standing relationships with large, well-known companies that dominate the medical device industry through collaborative research programs and other relationships. Because of these existing relationships, some of which may be contractually enforced, surgeons, hospitals and ASCs may be reluctant to adopt the Vicarious Surgical System, particularly if it competes with or has the potential to compete with products and technologies supported by these existing relationships or through their own collaborative research programs. Even if these surgeons, hospitals and ASCs purchase the Vicarious Surgical System, they may be unwilling to enter into collaborative relationships with us to promote joint marketing programs or to provide us with clinical and financial data.

Any failure in our efforts to train surgeons, hospital or ASC staff could result in lower than expected product sales and potential liabilities.

A critical component of our future sales and marketing efforts is the training of a sufficient number of surgeons and hospital staff to properly use the Vicarious Surgical System, when or if it is authorized for marketing. We rely on surgeons and hospital staff to devote adequate time to learn to use our future product candidates and technologies. Convincing surgeons, hospital and ASC staff to dedicate the time and resources necessary for adequate training in the use of the Vicarious Surgical System will be challenging, and we cannot assure you we will be successful in these efforts. If surgeons, hospital or ASC staff are not properly trained, they may misuse or ineffectively use the Vicarious Surgical System. If nurses or other members of the hospital or ASC staff are not adequately trained to assist in using the Vicarious Surgical System, surgeons may be unable to use the Vicarious Surgical System. Insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales or create substantial potential liabilities.

Robotic-assisted surgical device development is costly and involves continual technological change, which may render the Vicarious Surgical System obsolete.

The market for robotic-assisted surgical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for the Vicarious Surgical System, when or if it is authorized for marketing, or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

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

We might have insufficient financial resources to improve existing devices, advance technologies and develop new devices at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in the Vicarious Surgical System becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned product candidates and technologies and in each market in which we sell or plan to sell the Vicarious Surgical System from various companies, many of which have greater financial and marketing resources than us. Our primary competitors include Intuitive Surgical, Johnson & Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.), and Medtronic, which are currently the top manufacturers of robotic-assisted surgical devices.

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

We are highly dependent upon the continued contributions of our co-founder, Chief Executive Officer and President, Adam Sachs, and our co-founder and Chief Technology Officer, Sammy Khalifa. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our co-founder, Chief Executive Officer and President, Adam Sachs, and our co-founder and Chief Technology Officer, Sammy Khalifa, as well as our management team and our research and development, manufacturing, sales and marketing personnel. Our future business and results of operations depend in significant part upon the continued contributions of Messrs. Sachs and Khalifa. If we were to lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled employees in addition to Messrs. Sachs and Khalifa, this could adversely affect the development and implementation of our business plan and substantially harm our business. Competition for qualified personnel is intense.

In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled robotics engineers, artificial intelligence engineers, software engineers, hardware engineers and optical engineers, as well as other managerial, sales, scientific and technical personnel. In order to effectively recruit these personnel, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and we cannot assure investors that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly trained sales personnel with the necessary technical background and ability to understand the Vicarious Surgical System at a technical level to effectively identify and sell to potential new customers and develop new uses for the Vicarious Surgical System. Because of the technical and complex nature of the Vicarious Surgical System and the dynamic market in which we compete in, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially delay development of the Vicarious Surgical System and harm our operating results and growth prospects.

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

Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional surgical applications for the Vicarious Surgical System. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the Vicarious Surgical System and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We have no experience in marketing and selling the Vicarious Surgical System and if we are unable to successfully commercialize the Vicarious Surgical System, our business and operating results will be adversely affected.

We have no experience marketing and selling the Vicarious Surgical System, should we receive marketing authorization from the FDA and other regulatory authorities. We currently intend to sell the Vicarious Surgical System to hospitals and ASCs. Future sales of the Vicarious Surgical System will depend in large part on our ability to effectively market and sell the Vicarious Surgical System, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into distribution arrangements in the future. Because we have limited experience in marketing and selling the Vicarious Surgical System, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

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

If we experience decreasing prices for our product candidates and technologies and are unable to reduce our expenses, including the per unit cost of producing our product candidates and technologies, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience decreasing prices for the Vicarious Surgical System upon regulatory authorization due to pricing pressure from managed care organizations and other third-party payors and suppliers, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for the Vicarious Surgical System decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture the Vicarious Surgical System, our business, results of operations, financial condition and cash flows may be adversely affected. To the extent that we engage in sales to large hospital networks, we may be subject to procurement discounts, which could have a negative impact on the prices of our product candidates and technologies.

We may experience manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations that would result in delays or shortfalls in our production as well as delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for the Vicarious Surgical System. The FDA has established comprehensive and prescriptive regulations for manufacturers of finished medical devices and device components, which require them to establish and maintain processes and procedures to adequately control device manufacturing operations and environmental conditions that could adversely affect product quality and impact patient safety. Clean room standards are an example of these requirements. The failure of us or our third-party component manufacturers or suppliers to comply with applicable standards and regulatory requirements could delay the production of the Vicarious Surgical System.

We or our third-party component manufacturers or suppliers may encounter difficulties in scaling up or maintaining production relating to the Vicarious Surgical System, including:

●	problems involving production yields;

●	quality control and assurance;

●	component or material supply shortages;

●	import or export restrictions on components, materials or technology;

●	shortages of qualified personnel; and

●	compliance with state and federal regulations.

If we are unable to keep up with demand for the Vicarious Surgical System, our future revenue could be impaired, market acceptance for the Vicarious Surgical System could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture the Vicarious Surgical System would have a material adverse effect on our operating results.

We rely on limited or sole suppliers for some of the materials and components used in the Vicarious Surgical System, and may not be able to find replacements or immediately transition to alternative suppliers, which could require us to redesign aspects of the Vicarious Surgical System and which would have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain materials and components that are used in the Vicarious Surgical System. While we periodically forecast our needs for such materials and enters into standard purchase orders with them, we do not have long-term contracts with some of these suppliers. If we were to lose such suppliers, or if such suppliers were unable to fulfill our orders or to meet our manufacturing specifications, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. Furthermore, if we are required to change the manufacturer of a key component of the Vicarious Surgical System, we would be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to redesign aspects of the Vicarious Surgical System to accommodate the new component, which would result in significant delays and additional costs. An interruption in our operations could occur if we encounter delays or difficulties in redesigning the Vicarious Surgical System, or securing these materials and components, or if the quality of the materials and components supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to redesign the Vicarious Surgical System, or to qualify a new supplier and ensure that the new materials and components provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. While we believe that our supplies of components and materials are currently sufficient for us to continue the development of our product candidates and technologies without a disruption to our business, in the event that we must replace one of our suppliers, there can be no assurance that we can maintain this level of inventory in the future.

Acquisitions, joint ventures or strategic alliances could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses or product candidates and technologies, as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not engaged in any of these strategic transactions to date, except for our Center of Excellence partners, and our ability to do so successfully is unproven. Any of these strategic transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

We must develop and grow our sales and marketing organization and enter into partnerships or other arrangements to market and sell our product candidates and technologies and/or collaborate with third parties, including distributors and others, to market and sell our product candidates and technologies to develop and maintain the commercial success of the Vicarious Surgical System, when or if we are authorized for marketing, and to achieve commercial success for any of our future product candidates and technologies. Developing and managing a direct sales organization is a difficult, expensive and time-consuming process.

To develop our sales and marketing organization to successfully achieve market awareness and sell our product candidates and technologies after they receive appropriate marketing authorization, we must:

●	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;

●	effectively train our sales and marketing personnel in the benefits and risks of the Vicarious Surgical System;

●	establish and maintain successful sales, marketing, training and education programs that educate health care professionals so they can appropriately inform their patients about the Vicarious Surgical System;

●	manage geographically dispersed sales and marketing operations; and

●	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with health care practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

We may not be able to successfully manage our sales force or increase our product sales at acceptable rates.

If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market the Vicarious Surgical System, our business may be harmed.

We cannot guarantee that we will be able to establish and maintain an adequate volume of sales in the future. A substantial reduction in sales could have a material adverse effect on our operating performance. To the extent that we enter into additional arrangements with third parties to perform sales or marketing services in the United States, Europe or other countries, our product margins could be lower than if we directly marketed and sold the Vicarious Surgical System. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we cannot predict whether these efforts will be successful. In addition, the growth of market acceptance of the Vicarious Surgical System by healthcare practitioners outside of the United States will largely depend on our ability to continue to demonstrate the relative safety, effectiveness, reliability, cost-effectiveness and ease of use of the Vicarious Surgical System. If we are unable to do so, we may not be able to increase product revenue from our sales efforts in other countries. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.

Quality problems could lead to recalls or safety alerts and/or reputational harm and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The quality of our product candidates and technologies and future commercial product candidates and technologies is very important to us and our customers due to the serious and costly consequences of product failure. Our success depends on the quality and reliability of the Vicarious Surgical System. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. While we take measures to ensure that components, product candidates and technologies are manufactured to stringent quality specifications, The Vicarious Surgical System incorporates mechanical parts, electrical components, optical components, packaging and computer software, any of which may contain errors or exhibit failures, especially when the finished system is first introduced. In addition, new product candidates or modifications may contain undetected errors or performance problems that, despite testing, are discovered only after marketing authorization and commercial shipment. Because the Vicarious Surgical System is being designed to perform complex surgical procedures, due to the serious and costly consequences of product failure, we and our future customers have an increased sensitivity to such defects.

Although the Vicarious Surgical System is subject to stringent quality processes and controls, we cannot provide assurance that our system will not experience component aging, errors, performance problems, manufacturing nonconformities, or design defects or that unexpected risks to users or patients will not be discovered during commercial use. If we experience product flaws or performance problems, any or all of the following could occur:

●	delays in shipments;

●	loss of revenue;

●	delay in market acceptance;

●	diversion of resources;

●	damage to reputation;

●	product recalls;

●	regulatory actions;

●	increased service or warranty costs; or

●	product liability claims.

Additionally, the manufacture and production of the Vicarious Surgical System requires a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may result in defective products. If we are not able to maintain stringent quality controls, or if contamination problems arise, we may experience delays in development and commercialization efforts and may be subject to regulatory enforcement actions, which would harm our business and results of operations.

If we or our third-party component manufacturers or suppliers fail to meet any applicable product quality standards and the Vicarious Surgical System is the subject of recalls, safety alerts or other regulatory enforcement actions, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline.

If we are not able to develop and release new surgical applications for the Vicarious Surgical System, or successful enhancements, new features and modifications to the Vicarious Surgical System or to achieve adequate clinical utility, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of the Vicarious Surgical System and could necessitate changes or modifications to the Vicarious Surgical System to accommodate such changes. We invest substantial resources in researching and developing new developments to the Vicarious Surgical System and enhancing the Vicarious Surgical System by incorporating additional features, improving functionality, and adding other improvements to meet customers’ evolving needs. The success of any enhancements, improvements or any new features to the Vicarious Surgical System, when or if authorized for marketing by the FDA, depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to the Vicarious Surgical System or any new product candidates and technologies that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to the Vicarious Surgical System or any new solutions may not achieve market acceptance or authorization. Since developing the Vicarious Surgical System is complex, the timetable for the release of new enhancements is difficult to predict, and we may not offer new updates as rapidly as our customers require or expect. Any new product candidates and technologies that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new product candidates and technologies, we may experience a decline in revenue from the Vicarious Surgical System that is not offset by revenue from the new product candidates and technologies. For example, customers may delay making purchases of new product candidates and technologies to permit them to make a more thorough evaluation of these product candidates and technologies or until industry and marketplace reviews become widely available. Customers may also delay purchasing a new product because their existing Vicarious Surgical System or other devices continues to meet their needs. Some customers may hesitate to migrate to a new product due to concerns regarding the performance of the new product. In addition, we may lose existing customers who choose a competitor’s products. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

The introduction of new products and solutions by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our future commercial products and technologies obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new product candidates and technologies, enhancements, additional features or capabilities. If customers do not widely purchase and adopt our future product candidates and technologies, we may not be able to realize a return on our investment. If we do not accurately anticipate customer demand or if we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by customers brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

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

In addition, travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute the Vicarious Surgical System, when or if we are authorized by the FDA or other regulatory authorities for marketing, and such restrictions and closure have caused or may cause temporary closures of facilities of suppliers, manufacturers or customers. Any disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our future sales and operating results. In addition, travel restrictions could make it more difficult for us to monitor the quality of our third-party manufacturing operations if we are unable to conduct in-person quality audits of those facilities. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. To the extent inflation or other factors increase our business costs, it may not be feasible to offset higher costs through manufacturing efficiencies. An economic downturn could result in a variety of risks to our business, including weakened demand for our future product candidates and technologies and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our third-party component manufacturers and suppliers or cause future customers to delay making payments for our product candidates and technologies. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely affect our business.

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on the Company.

Geopolitical conflicts, including the ongoing war in Ukraine, could adversely impact our operations or those of our suppliers, manufacturers or customers. The extent to which these events impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our suppliers, manufacturers or customers encounter any disruptions to our or their respective operations or facilities, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our product candidates and our financial results could be adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2022, and 2021. The material weaknesses we identified were as follows:

●	we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements.

●	we did not maintain an effective risk assessment process, which led to improperly designed controls.

●	we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and safeguarding of assets.

●	we did not design and implement controls related to information technology, including access and change management.

●	we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures.

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

In an effort to remediate the material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and maintain appropriate segregation of duties. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 after the Merger. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

As of December 31, 2022, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $103.2 million, of which approximately $2.8 million will expire at various dates from 2034 through December 31, 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. In general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies this limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we have a net loss for all years in the aggregate.

Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States could impact the tax treatment of future foreign earnings. In addition, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, or the Inflation Reduction Act, into law, which includes a new corporate alternative minimum tax beginning in fiscal 2024 and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. We are evaluating the potential impact the Inflation Reduction Act may have on our financial position and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our possible future reliance on independent distributors or strategic partners to sell the Vicarious Surgical System internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors or strategic partners could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we plan to operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

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

Risks Related to Health Care Industry Shifts and Changing Regulations

We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our product candidates and technologies and could cause us to incur significant costs.

We and the Vicarious Surgical System are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

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

The laws and regulations to which we and our product candidates, technologies and future commercial product candidates will be subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, and may result in higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of, or claim for, an existing product, can be marketed in the United States, it must first receive either 510(k) clearance, de novo authorization, or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence.

Obtaining marketing authorization for Class II or III medical devices through the 510(k) premarket notification process, the PMA process, or the de novo classification process can be expensive and time-consuming, and entails significant user fees to the FDA, unless an exemption is available. The FDA’s review of premarket notifications for 510(k) clearance usually takes 90 to 180 days and review of de novo classification applications usually takes 120 to 280 days, but both review processes can last longer. In addition, after a device is cleared or authorized under a reclassification order, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance, or possibly another de novo authorization or a PMA, depending on the extent of the modification and the associated risks.

The de novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the Food and Drug Administration Safety and Innovation Act of 2012, the FDA is required to classify a device within 120 days following receipt of the de novo classification request from an applicant; however, the most recent FDA premarket review goals state that in fiscal year 2023, FDA will attempt to issue a decision within 150 days of receipt on of all de novo classification requests received during the year. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo classification requests are subject to user fees, unless a specific exemption applies.

In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from 180 days to, in some cases, more than one year from the time the application is initially filed with the FDA. Modifications to devices that are approved through a PMA application generally require FDA approval of a supplemental PMA application. The Vicarious Surgical System and some of our future product candidates and technologies may require PMA approval. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of the Vicarious Surgical System. Further, we may not be able to obtain additional 510(k) clearances, de novo authorizations, or PMAs for new product candidates and technologies or for modifications to, or additional indications for, the Vicarious Surgical System in a timely fashion or at all. Delays in obtaining future clearances, authorizations, or approvals could adversely affect our ability to introduce new or enhanced product candidates and technologies in a timely manner, which in turn could harm our revenue and future profitability.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, 510(k) premarket notification or de novo classification request, a company must, among other things, apply for and obtain institutional review board (IRB) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (IDE) application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support marketing authorization of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to post-market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA or other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors.

We, as well as our third-party manufacturers or suppliers that are regulated by the FDA, is also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of the Vicarious Surgical System, labeling regulations and MDR regulations. The last of these regulations requires us to report to the FDA if our commercial devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. The failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications, or orders for repair, replacement or refunds;

●	voluntary or mandatory recalls, detentions or seizures of product candidates;

●	operating restrictions, including total or partial suspension of production;

●	delays in the introduction of product candidates into the market;

●	delay or refusal of for the FDA to grant 510(k) clearances, PMA approvals or de novo classification orders for new product candidates or new intended uses or modifications to authorized products;

●	rescission of 510(k) clearance, de novo authorizations, or suspension or withdrawal of PMAs that have already been granted; or

●	in the most serious cases, criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that the FDA will grant marketing authorization for the Vicarious Surgical System or any of our future product candidates and technologies, and failure to obtain necessary marketing authorization for the Vicarious Surgical System and our future product candidates and technologies would adversely affect our ability to grow our business.

The Vicarious Surgical System and our new or modified product candidates and technologies will require FDA marketing authorization before they may be marketed in the United States. The FDA may refuse our requests for pre-market review of new product candidates and technologies or may not grant marketing authorization for these product candidates and technologies for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether pre-market review submissions may be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to notify applicants whether a pre-market submission for a device is administratively complete, and if not, such notification will identify the missing element(s). Applicants are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review and will be considered abandoned. The FDA may also change its marketing authorization policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay authorization of our product candidates and technologies under development or impact our ability to obtain marketing authorization for modifications to our authorized products in a timely manner. Significant delays in receiving or failure to receive FDA marketing authorization for our new product candidates and technologies would have an adverse effect on our ability to expand our business.

Unsuccessful animal studies, clinical trials or procedures relating to product candidates and technologies under development could have a material adverse effect on our prospects.

The regulatory clearance, authorization, or approval process for new device product candidates, technologies and new indications for existing device product candidates and technologies requires extensive data and procedures, including the development of regulatory and quality standards and, potentially, studies involving animals or human subjects. Based on pre-submission communications with the FDA, we intend to file a de novo classification request for the Vicarious Surgical System with respect to use in ventral hernia procedures, which would require human clinical studies to ensure that the product candidate is safe and effective. Unfavorable or inconsistent data from future animal studies, clinical trials or other studies conducted by us or third parties, or perceptions regarding such data, could adversely affect our ability to obtain necessary device regulatory authorization and the market’s view of our future prospects.

Failure to successfully complete any required studies in a timely and cost-effective manner could have a material adverse effect on our prospects with respect to the Vicarious Surgical System or other product candidates and technologies. Because animal studies, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner, be suitable to support marketing authorization or result in a commercially viable product. Clinical trials or other studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from animal studies or clinical trials may be contradicted by subsequent clinical analysis. Results from animal studies or clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary study results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA, the responsible IRB or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from the animal studies or clinical trials, or may find the design, conduct or results of such studies or trials inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials for use in ventral hernia procedures or other indications, which could further delay authorization of our product candidates and technologies.

Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and technologies and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our product candidates, technologies and business.

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

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if the Vicarious Surgical System is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in September 2022, Congress passed the most recent iteration of the five-year medical device user fee reauthorization package. In recent years, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a final rule to formalize the de novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our product candidates.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from regulators, lawmakers, and other stakeholders creates the possibility of unanticipated regulatory and other potential changes to the Vicarious Surgical System and our overall business.

If we fail to obtain regulatory authorizations in other countries for existing or future product candidates, we will not be able to commercialize these product candidates and technologies in those countries.

In order for us to market the Vicarious Surgical System in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of the Vicarious Surgical System. These regulations, such as the requirements for obtaining marketing authorization, including CE mark grant in the European Union, as well as regulatory authorization in the Asia-Pacific region and the time required for regulatory review, vary from country to country. Failure to obtain marketing authorization in any foreign country in which we plan to market the Vicarious Surgical System may harm our ability to generate revenue and harm our business. Marketing authorization requirements and processes vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA authorization. The pre-market review and authorization process in other countries may include all of the risks detailed above regarding FDA clearance, authorization, and approval in the United States, as well as other potential risks relating to delays, refusals, or uncertainties in the application preparation, submission, and review procedures specific to the regulatory processes in such countries. Regulatory authorization of a product in one country does not ensure regulatory authorization in another, but a failure or delay in obtaining marketing authorization in one country may negatively impact the regulatory process in others. Failure to obtain regulatory authorization in other countries or any delay or setback in obtaining such authorization could have the same adverse effects described above regarding FDA authorization in the United States.

If we, our contract manufacturers or our component suppliers are unable to manufacture the Vicarious Surgical System in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

We and our contract manufacturers and our component suppliers are required to comply with the FDA Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, distribution and servicing of our devices. We and our contract manufacturers and regulated component suppliers will be subject to periodic unannounced inspections by the FDA and other regulatory authorities to monitor and ensure compliance with post-market regulatory requirements. We cannot assure investors that the FDA or other regulatory authorities will not discover evidence of noncompliance at our facilities or the facilities of our third-party manufacturers or suppliers during a future quality system inspection.

Accordingly, assuming we receive marketing authorization for one or more product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. Failure of us or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse regulatory inspection finding could delay production of the Vicarious Surgical System and lead to fines, difficulties in obtaining regulatory authorizations recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

Our current or future product candidates, products and technologies may be subject to product recalls even after receiving marketing authorization from the FDA. A recall of the Vicarious Surgical System, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our future products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of the Vicarious Surgical System and any accessory devices if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling or if new information is obtained concerning deficiencies in the safety or efficacy of the Vicarious Surgical System. For example, under the FDA’s MDR regulations, we are required to report to the FDA any incident in which the Vicarious Surgical System may have caused or contributed to a death or serious injury or in which the Vicarious Surgical System malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated incidents of the same or similar adverse events or product malfunctions may result in a voluntary or mandatory product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of a discovery of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. It is possible that the FDA could disagree with our initial classification for a voluntary recall. The FDA requires that reports of device corrections or removals intended to reduce a risk to health posed by the device or remedy a violation of the FDCA caused by the device be submitted to the FDA within 10 working days after the correction or removal is initiated. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

Recalls of the Vicarious Surgical System would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce the Vicarious Surgical System in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of product withdrawals or removals, even if they are not reportable to the FDA. We may initiate voluntary field actions involving the Vicarious Surgical System in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in our brand, lead to decreased demand for the Vicarious Surgical System and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of the Vicarious Surgical System, including fines, penalties and injunctions.

The FDA regulates the promotional labeling for our products to ensure that the claims we make are consistent with the relevant marketing authorizations, that there is scientific data to substantiate the claims and that our promotion and advertising is neither false nor misleading. The off-label marketing or false or misleading labeling of our products may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion or false or misleading labeling. In addition to the FDA, depending on the form of marketing authorization that the Vicarious Surgical System and future product candidates and technologies receive, the Federal Trade Commission (“FTC”) may have overlapping authority to oversee the advertising of our products and any related services offered by us. The FTC’s focus would be on ensuring such advertising is truthful, adequately substantiated, and not deceptive under the FTC Act rather than enforcing any of the regulatory requirements in the FDCA and FDA’s implementing regulations.

In August 2021, the FDA issued a final rule revising its regulation governing the types of evidence relevant to determining the “intended use” of a drug or device under the FDCA. The final rule makes clear that intended use is based on the manufacturer’s “objective intent” and the manufacturer’s knowledge of off-label use does not change a device’s intended use.

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

If we obtain FDA marketing authorization for our Vicarious Surgical System, we will be subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing authorization. Restrictions under applicable federal and state health care laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record that is material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-authorized, approved or cleared drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

●	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require medical device companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing authorization of our product candidates and technologies or any of our potential future product candidates and technologies, restrict or regulate post-authorization activities, or affect our ability to profitably sell any product candidates and technologies for which we obtain marketing authorization. Increased scrutiny by the U.S. Congress of the FDA’s medical device authorization process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs, in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 unless additional Congressional action is taken. However, the Medicare sequester reductions were temporarily suspended due to the COVID-19 pandemic. The Medicare sequester reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction.

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

The ability of the FDA to review and approve, authorize, or clear new medical device products and technologies can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Additionally, if a prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular premarket review, inspections, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and clear, authorize, or approve regulatory submissions, which could have a material adverse effect on our future business. Further, following the completion of the Business Combination and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain, and protect our intellectual property, third parties may be able to compete more effectively against us, and we may lose our technological or competitive advantage. We may also incur substantial litigation costs in our attempts to defend, enforce, recover or restrict the use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted or whether the scope of such patents, if granted, will adequately protect the Vicarious Surgical System from competitors. It is possible that, for any of our patents that have been granted or that may be granted in the future, other parties will design alternatives that do not infringe our patents. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	we or our licensors (should we in-license IP in the future) might not have been the first to make the inventions covered by our pending patent applications or granted patents;

●	we or our licensors might not have been the first to file patent applications for our inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or USPTO, that could result in substantial cost to us and may be unsuccessful. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;

●	other parties may independently develop similar or alternative products and technologies or duplicate any of our product candidates and technologies;

●	it is possible that our owned or licensed pending patent applications will not result in granted patents in the United States or foreign jurisdictions, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products and technologies, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

●	we may not develop additional proprietary products and technologies and technologies that are patentable;

●	the patents of other parties may block us from practicing our technology and thereby have an adverse effect on our business; and

●	while we apply for patents covering our product candidates and technologies and uses thereof, as we deem appropriate, we may fail to apply for or obtain patents on important product candidates and technologies and uses thereof in a timely fashion or at all, or we may fail to apply for or obtain patents in potentially relevant jurisdictions.

The strength of patents involves complex legal questions and can be uncertain. Even if one or more patents do successfully issue, third parties may challenge the validity, enforceability, inventorship or scope thereof. Such a challenge may result in such patents being narrowed, invalidated or held unenforceable. If the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our technology. Further, if we encounter delays in clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we are the first to file any patent application related to our product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our patent rights, and the outcome of any proceedings are highly uncertain. Such challenges may result in the patent claims of our patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new technology, patents protecting such technology might expire before or shortly after such technology is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates or otherwise provide us with a competitive advantage.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage over our product candidates and technologies and protection against our competitors’ products and technologies, our competitive position could be adversely affected, as could our business.

The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our technology or product candidates, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. We may not be able to patent the technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our product candidates, or to block competitor products that are similar or adjacent to ours. Our earliest patent filings have been published. A competitor may review our published patents and arrive at the same or similar technology advances for our product candidates as we developed. If the competitor files a patent application on such an advance before we do, then we may no longer be able to protect the technology. We may require a license from the competitor, and if the license is not available on commercially-viable terms, then we may not be able to launch our product candidates.

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

In addition, competitors could purchase our product candidates and technologies and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products and technologies and methods, our competitive position could be adversely affected, as could our business.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future product candidates and technologies in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates and technologies, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties, damages and/or other forms of compensation.

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and technologies, and what activities satisfy those diligence obligations; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our partners.

If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operations.

In addition to agreements pursuant to which we in-license intellectual property, we may in the future grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

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

Our success also depends on our ability to develop, manufacture, market and sell the Vicarious Surgical System without infringing the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing the Vicarious Surgical System. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may claim that the Vicarious Surgical System infringes their intellectual property rights and may suggest that we enter into license agreements. Such competitors may bring litigation against us or our partners to enforce such claims.

Such claims may or may not be meritorious, but even if such claims are without merit, we could incur substantial costs and the attention of our management and technical personnel could be diverted in defending us against or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse effect on our ability to conduct our business and on our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer the Vicarious Surgical System and could result in a substantial award of damages against us. In addition, since we could sometimes agree to indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property. Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents that the Vicarious Surgical System or proprietary technologies infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or the Vicarious Surgical System. There is a substantial amount of litigation involving patent and other intellectual property rights in the medical device space in general and in the robotic surgery field in particular. As we face increasing competition and as our business grows, we will likely face claims of infringement. If a third-party claims that we or any of our licensors, customers or collaboration partners infringe a third party’s intellectual property rights, we may have to do any or all of the following:

●	seek licenses that may not be available on commercially reasonable terms, if at all;

●	cease commercializing any infringing product or redesign the Vicarious Surgical System or processes to avoid infringement where in some cases redesign may not be possible or may require substantial monetary expenditures and time;

●	pay substantial damages, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;

●	pay substantial royalties or fees or grant cross-licenses to our technology; and

●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office, then we may be exposed to litigation by a third party alleging that the patent is infringed by our product candidates or proprietary technologies.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation, as well as results of hearings, rulings on motions and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future product candidates, which could have a material adverse effect on our business.

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

Many of our competitors are larger than us and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise any funds necessary to continue our operations, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring the Vicarious Surgical System to market.

In addition, patent litigation can be very costly and time-consuming. An adverse outcome in any such litigation or proceedings may expose us or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the technology or process claimed by the patent. In addition, if the breadth or strength of protection provided by our patents or those of our future licensors is threatened, it could dissuade other companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection could have a material adverse effect on our business.

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

Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering the Vicarious Surgical System, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution either in the U.S. or abroad. Third parties may also raise similar claims before the USPTO or foreign patent offices, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware or was otherwise not considered during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection could have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the medical device industry, we engage the services of consultants and independent contractors to assist us in the development of the Vicarious Surgical System. Many of these consultants and independent contractors were previously employed at, or may have previously provided or may be currently providing consulting or other services to, universities or other technology or medical device companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor, inadvertently or otherwise, used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were not successful, we could lose access or exclusive access to valuable intellectual property.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. Also, former employees may become employed by competitors who develop similar technology, and could assist the competitor in designing around our patents. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. The assignment agreements entered into by us may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future product candidates and technologies in all countries throughout the world would be prohibitively expensive, and many markets outside the United States will likely be smaller than the United States for commercializing the Vicarious Surgical System. We may therefore choose to pursue a more limited set of patent filings outside the United States, such that our intellectual property rights in some countries outside the United States may be less extensive than those in the United States, or may not be pursued at all in such countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products and technologies made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own product candidates and technologies, and further, may export otherwise infringing products and technologies to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products and technologies may compete with our product candidates and technologies, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing in such jurisdictions. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

In addition, we also face the risk that the Vicarious Surgical System will be imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market. Recent developments in U.S. patent law have made it more difficult to stop these and related practices based on theories of patent infringement.

Patent terms may be inadequate to protect our competitive position on technology for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates for a meaningful amount of time, or at all.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our product candidates, when or if authorized for marketing. This liability may vary based on the FDA classification associated with our devices and with state law governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if the Vicarious Surgical System causes, or merely appears to have caused, an injury. Claims may be made by patients, healthcare providers or others selling the Vicarious Surgical System. The risk of product liability claims may also increase if our product candidates are subject to a recall or seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use the Vicarious Surgical System in a manner inconsistent with the labeling and that differs from the manner in which it was used in clinical studies and authorization for use by the FDA. Off-label use of medical products by healthcare providers is common, and any such off-label use of the Vicarious Surgical System could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, the Vicarious Surgical System in the market.

Additionally, we may enter into various agreements where we indemnify third parties for certain claims relating to the Vicarious Surgical System. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against it, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Securities and to Being a Public Company

Our outstanding warrants became exercisable for our Class A common stock 30 days after the closing of our Business Combination, which increased the number of shares eligible for future resale in the public market and, upon exercise, will result in dilution to our stockholders.

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

The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.

The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of D8. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations.

We may face litigation and other risks as a result of the material weakness in our internal controls over financial reporting.

We have previously identified a material weakness in our internal controls over financial reporting. See “We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.”

As noted on our Form 10-Q/A as of and for the period ended September 30, 2021, we restated our financial statements to adjust the valuation of our public warrants (“the Restatement”). As a result of such material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the provisions of the Director Nomination Agreement entered into on September 17, 2021, or the Director Nomination Agreement, with D8 Sponsor LLC provide it with certain board nomination rights which could also have the effect of delaying or preventing a change in control.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the New York Stock Exchange on which our securities are listed. In particular, we are required to comply with certain SEC, NYSE, Delaware and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly.

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. Further, a recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) required a separate vote in favor of at least a majority of the outstanding shares of Class A common stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class, to properly authorize shares of Class A common stock. In connection with the Business Combination, our stockholders authorized an increase in the number of shares of Class A common stock under Cayman Islands law, our jurisdiction at the time of the stockholder vote. Accordingly, we do not believe that the Delaware ruling applies to us. However, any failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on the Company and its prospects. In addition, uncertainty with respect to the Company’s capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on the Company, including on the Company’s ability to complete equity financing transactions or issue stock-based compensation to its employees, directors and officers until the underlying issues are definitively resolved. This uncertainty could impair the Company’s ability to execute its business plan, attract and retain employees, management and directors and adversely affect its commercial relationships.

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

Holders

As of February 3, 2023, there were approximately 33 holders of record of our Class A common stock, three holders of record of our Class B common stock, three holders of record of the public warrants and two holders of record of the private placement warrants.

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

Overview

We are combining advanced miniaturized robotics, computer science and 3D visualization to build a new category of intelligent and affordable, single-port surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology and proprietary human-like surgical robots, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

We estimate there are over 39 million soft tissue surgical procedures addressable annually worldwide by our technology. Of these procedures, it is estimated that more than 50% are performed using open surgery, and less than 5% are performed by current robot-assisted minimally invasive surgery.

Financial Highlights

We are pre-revenue generating as of December 31, 2022.

We generated net income of $5,157 (in thousands) and incurred a net loss of $35,207 for the years ended December 31, 2022 and 2021, respectively, representing a period-over-period gain of 115%. The 2022 net income is inclusive of a gain of $84,000 related to the change in valuation of our warrant obligations. The 2021 net loss is inclusive of a gain of $3,085 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $80,078 and $38,223 for the years ended December 31, 2022 and 2021, respectively, representing a period-over-period loss of 110%, which was primarily due to a 77% increase in our average headcount and increased spending as we continue to develop our surgical robot. Our increase in average headcount was driven almost entirely by our ramp up in R&D personnel for which our average headcount increased by 67% from an average of 84 people in the year ended December 31, 2021 to an average of 140 people for the year ended December 31, 2022.

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

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, our business has not been materially impacted by the conflict; however, as the conflict continues or worsens, it may impact our business, financial condition or results of operations.

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

On October 6, 2021, Legacy Vicarious changed its name from “Vicarious Surgical Operating Co.” to “Vicarious Surgical US Inc.”

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2024 and only then if we receive FDA authorization of our product candidate. Any revenue from initial sales of a new product is difficult to predict and, in any event, will initially only modestly reduce our continued net losses resulting from our increasing research and development and marketing activities.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

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

Interest Expense

Interest expense consists primarily of interest incurred on our term and equipment loans.

Results of Operations

The following table sets forth our historical operating results for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands, except for per share amounts)	2022	2021	Change	% Change
Operating expenses:
Research and development	$43,900	$22,059	$21,841	99%
Sales and marketing	6,463	2,961	3,502	118%
General and administrative	29,715	13,203	16,512	125%
Total operating expenses	80,078	38,223	41,855	110%
Loss from operations	(80,078)	(38,223)	(41,855)	110%
Other income (expense):
Change in fair value of warrant liabilities	84,000	3,085	80,915	2,623%
Interest income	1,435	20	1,415	N/M
Interest expense	(200)	(89)	(111)	125%
Income (loss) before income taxes	5,157	(35,207)	40,364	115%
Provision for income taxes	—	—	—	N/M
Net income (loss) and comprehensive income (loss)	$5,157	$(35,207)	$40,364	115%
Net income (loss) per common share, basic and diluted	$0.04	$(0.36)	$0.40	111%

Comparison of the years ended December 31, 2022 and 2021

Research and Development Expenses. Research and development expenses increased $21,841, or 99%, to $43,900 during the year ended December 31, 2022, compared to $22,059 during the year ended December 31, 2021. The increase in research and development expenses was primarily due to increases of $12,663 of personnel-related expenses, $4,547 in professional services, $2,328 in facility expenses, $1,389 in materials and supplies, $587 in equipment and depreciation costs, and $379 for travel expenses. The increase in personnel-related expenses was due primarily to an increase in average headcount of 67%, from an average of 84 people in 2021 to an average of 140 people in 2022, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. Sales and marketing expenses increased $3,502, or 118%, from $2,961 in the year ended 2021 to $6,463 during the year ended December 31, 2022. The increase in sales and marketing costs was primarily due to increases of $3,136 in personnel-related expenses, $160 in professional services, and $172 in travel expenses. The increase in personnel-related expenses was due to an average headcount increase of 167%, from an average of 6 people in 2021 to an average of 16 people in 2022, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $16,512, or 125%, to $29,715 during the year ended December 31, 2022, compared to $13,203 during the year ended December 31, 2021. The increase in general and administrative costs was primarily due to increases of $10,867 in personnel-related expenses, $3,348 in insurance as a result of becoming a public company, and $2,178 in professional fees. The increase in personnel-related expenses was due to an average headcount increase of 93%, from an average of 15 people in 2021 to an average of 29 people in 2022, with the remainder of the increase attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the year ended December 31, 2022 was an $84,000 gain. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2021 and the end of the reporting period, December 31, 2022.

Interest Income. Interest income increased by $1,415 during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in interest income was primarily due to an increase in interest rates on our invested cash balances during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Interest Expense. Interest expense increased by $111 during the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily due to paying off the $1.5 million term loan in October 2022 and the related acceleration of the deferred debt issuance costs.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the years ended December 31, 2022 and 2021 was $61,211 and $33,298, respectively. As of December 31, 2022, we held cash and cash equivalents of $116,208 and had an accumulated deficit of $61,641.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash balance of $116,208 will be sufficient to support our operations beyond the next twelve months.

We may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or product candidates or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million.

Cash

Our cash and cash equivalents balance as of December 31, 2022 was $116,208. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the Years Ended December 31, 2022 and December 31, 2021

	Year Ended December 31,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(61,211)	$(33,298)
Net cash used in investing activities	$(5,352)	$(1,289)
Net cash provided by financing activities	$9,145	$192,164

Cash flows for the Years Ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $61,211, attributable to net income of $5,157 plus a net change in our net operating assets and liabilities of $3,362 and offset by non-cash items of $69,730. Non-cash items consisted of an $84,000 gain from our warrant liabilities, partially offset by $12,255 in stock-based compensation, $1,111 of depreciation and amortization and $829 for non-cash lease expenses. The $3,362 change in our net operating assets and liabilities was primarily due to a $1,711 increase in accrued expenses, a $937 increase in lease liabilities, a $671 decrease in prepaid and other current assets, and a $135 increase in accounts payable partially offset by a $92 increase in other non-current assets.

Net cash used in operating activities for the year ended December 31, 2021 was $33,298, attributable to a net loss of $35,207 plus a net change in our net operating assets and liabilities of $955 and non-cash items of $954. Non-cash items consisted of $3,694 in stock-based compensation and $316 of depreciation and amortization, partially offset by a $3,085 gain from our warrant liabilities. The $955 change in our net operating assets and liabilities was primarily due to a $3,704 increase in accrued expenses, a $1,127 increase in accounts payable, and a $733 increase in deferred rent partially offset by a $4,609 increase in prepaid and other assets.

Cash flows used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $5,352 for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Net cash used in investing activities for the year ended December 31, 2021 was $1,289 for equipment purchases.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $9,145 resulting from $9,700 of proceeds from the issuance of common stock net of issuance costs and $842 of proceeds from the exercise of stock options, partially offset by $1,350 of cash used to pay off the term loan in full.

Net cash provided by financing activities for the year ended December 31, 2021 was $192,164 and primarily related to $190,424 of proceeds from the reverse recapitalization and proceeds of $1,500 from the term loan and $421 of proceeds from the exercise of stock options and warrants, partially offset by $197 of cash used to pay back a portion of the outstanding term and equipment loans.

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

The fair value of our stock options on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. Our estimates of these assumptions are primarily based on the fair value of our stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of our common stock was determined by our Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, our financial position and historical financial performance, the status of technological developments within our proposed product candidates, the illiquid nature of the common stock, arm’s length sales of our capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others, as our common stock was not actively traded. Since becoming a publicly traded company, we use the publicly traded stock price as the fair value of our common stock. We use the simplified method when calculating the expected term due to insufficient historical exercise data. Volatility is based on a benchmark of comparable companies within the surgical robotics and medical device industries. The dividend yield used is zero, as we have never paid any cash dividends and do not anticipate doing so in the foreseeable future.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our financial statements contained in this Annual Report on Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.).		Form 8-K (Exhibit 2.1)	4/15/2021	001-39384
3.1	Certificate of Incorporation of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.1)	9/23/2021	001-39384
3.2	Amended and Restated Bylaws of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.2)	9/23/2021	001-39384
4.1	Description of Securities		Form 10-K (Exhibit 4.1)	3/31/2022	001-39384
4.2	Specimen Class A Common Stock Certificate		Form 8-K (Exhibit 4.1)	9/23/2021	001-39384
4.3	Warrant Agreement, dated as of July 14, 2020, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	7/17/2020	001-39384
10.1	Form of Subscription Agreement, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	4/15/2021	001-39384
10.2.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC.		Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055
10.2.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC		Form 8-K (Exhibit 10.1)	10/20/2021	001-39384
10.2.3†	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021		Form 8-K (Exhibit 10.2)	10/20/2021	001-39384
10.3+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055
10.4+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055
10.5+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and William Kelly.		Form S-4/A (Exhibit 10.15)	7/15/2021	333-257055
10.6+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and June Morris.		Form S-4/A (Exhibit 10.16)	7/15/2021	333-257055
10.7+	Letter Agreement, dated as of June 2, 2021, by and between Vicarious Surgical and David Styka.		Form S-4/A (Exhibit 10.17)	7/15/2021	333-257055
10.8+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.1)	5/9/2022	001-39384
10.9+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.		Form 8-K (Exhibit 10.9)	09/23/2021	001-39384
10.10+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.		Form 8-K (Exhibit 10.1)	6/3/2022	001-39384
10.11	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	09/23/2021	001-39384

10.12+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	09/23/2021	001-39384
10.13	Director Nomination Agreement, dated as of September 17, 2021, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and D8 Sponsor LLC.		Form 8-K (Exhibit 10.13)	09/23/2021	001-39384
10.14	Sales Agreement, dated as of October 7, 2022, by and between the Registrant and Cowen and Company, LLC		Form S-3 (Exhibit 1.2)	10/7/2022	333-267785
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/15/2021	333-260281
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	The certifications furnished in Exhibit 32 attached hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICARIOUS SURGICAL INC.

Date: February 14, 2023	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Adam Sachs	Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2023
Adam Sachs

/s/ William Kelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 14, 2023
William Kelly

/s/ David Styka	Chairman	February 14, 2023
David Styka

/s/ Victoria Carr-Brendel, Ph.D.	Director	February 14, 2023
Victoria Carr-Brendel, Ph.D.

/s/ Beverly Huss	Director	February 14, 2023
Beverly Huss

/s/ Sammy Khalifa	Director	February 14, 2023
Sammy Khalifa

/s/ Ric Fulop	Director	February 14, 2023
Ric Fulop

/s/ Donald Tang	Director	February 14, 2023
Donald Tang

/s/ David Ho	Director	February 14, 2023
David Ho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vicarious Surgical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vicarious Surgical Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock, common stock, and stockholders’ equity/(deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

February 14, 2023

We have served as the Company’s auditor since 2020.

VICARIOUS SURGICAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 and 2021
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$116,208	$173,507
Prepaid expenses and other current assets	4,196	4,867
Total current assets	120,404	178,374
Restricted cash	936	1,055
Property and equipment, net	6,586	2,250
Right-of-use assets	12,273	—
Other long-term assets	92	—
Total assets	$140,291	$181,679

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,731	$1,500
Accrued expenses	5,808	4,098
Lease liabilities, current portion	838	—
Current portion of equipment loans	16	47
Current portion of term loan	—	600
Total current liabilities	8,393	6,245
Lease liabilities, net of current portion	14,832	—
Deferred rent	—	1,631
Equipment loans, net of current portion	—	16
Term loan, net of current portion and issuance costs	—	675
Warrant liabilities	6,021	90,021
Total liabilities	29,246	98,588

Commitments and Contingencies (Note 8)

Legacy convertible preferred stock (Note 11)	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2022 and 2021; 106,251,429 and 99,979,207 issued and outstanding at December 31, 2022 and 2021, respectively	11	10
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at December 31, 2022 and 2021; 19,627,576 and 19,789,860 shares issued and outstanding at December 31, 2022 and 2021	2	2
Additional paid-in capital	172,673	149,877
Accumulated deficit	(61,641)	(66,798)
Total stockholders’ equity	111,045	83,091

Total liabilities and stockholders’ equity	$140,291	$181,679

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(in thousands except, per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$43,900	$22,059
Sales and marketing	6,463	2,961
General and administrative	29,715	13,203
Total operating expenses	80,078	38,223
Loss from operations	(80,078)	(38,223)
Other income (expense):
Change in fair value of warrant liabilities	84,000	3,085
Interest income	1,435	20
Interest expense	(200)	(89)
Income/(loss) before income taxes	5,157	(35,207)
Provision for income taxes	—	—
Net income/(loss) and comprehensive gain/(loss)	$5,157	$(35,207)
Net income/(loss) per share of Class A and Class B common stock, basic and diluted	$0.04	$(0.36)

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK AND
STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(In thousands, except share data)

	Convertible Preferred Stock		Class A & B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	66,550,929	$46,670	20,662,068	$2	$1,772	(31,591)	(29,817)
Retroactive application of recapitalization (Note 1)	(66,550,929)	(46,670)	66,550,929	7	46,663	—	46,670
Adjusted balance, beginning of period	—	—	87,212,997	9	48,435	(31,591)	16,853
Reverse recapitalization, net of transaction costs (Note 1)	—	—	30,579,972	3	97,311	—	97,314
Cashless exercise of warrants	—	—	146,577	—	—	—	—
Exercise of common stock options	—	—	1,558,908	—	421	—	421
Exercise of public warrants	—	—	1,370	—	16	—	16
Stock-based compensation	—	—	—	—	3, 694	—	3, 694
Vesting of restricted stock	—	—	269,243	—	—	—	—
Net loss	—	—	—	—	—	(35,207)	(35,207)
Balance, December 31, 2021	—	—	119,769,067	$12	$149,877	$(66,798)	$83,091
Exercise of common stock options	—	—	2,291,868	—	842	—	842
Exercise of public warrants	—	—	20	—	—	—	—
Stock-based compensation	—	—	—	—	12,255	—	12,255
Vesting of restricted stock	—	—	769,269	—	—	—	—
Issuance of common stock in an at-the-market offering, net of issuance costs of $300	—	—	3,048,781	1	9,699	—	9,700
Net income	—	—	—	—	—	5,157	5,157
Balance, December 31, 2022	—	$—	125,879,005	$13	$172,673	$(61,641)	$111,045

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$5,157	$(35,207)
Adjustments to reconcile net income/(loss) to net cash used in operating
Operating activities:
Depreciation	1,111	316
Loss on disposal of fixed assets	—	8
Stock-based compensation	12,255	3,694
Amortization of debt issuance costs	75	21
Non-cash lease expense	829	—
Change in fair value of warrant liabilities	(84,000)	(3,085)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	671	(4,609)
Accounts payable	135	1,127
Accrued expenses	1,711	3,704
Lease liabilities	937	—
Deferred rent	—	733
Other noncurrent assets	(92)	—
Net cash used in operating activities	(61,211)	(33,298)
Cash flows from investing activities:
Purchases of property and equipment	(5,352)	(1,289)
Net cash used in investing activities	(5,352)	(1,289)
Cash flows from financing activities:
Repayment of equipment loans	(47)	(47)
Gross proceeds from issuance of common stock in an at-the-market offering	10,000	—
Issuance costs related to issuance of common stock in an at-the-market offering	(300)	—
Proceeds from term loan	—	1,500
Repayment of term loan	(1,350)	(150)
Proceeds from reverse recapitalization, net of issuance costs	—	190,424
Proceeds from exercise of public warrants	—	16
Proceeds from exercise of stock options	842	421
Net cash provided by financing activities	9,145	192,164
Change in cash, cash equivalents and restricted cash	(57,418)	157,577
Cash, cash equivalents and restricted cash, beginning of year	174,562	16,985
Cash, cash equivalents and restricted cash, end of year	$117,144	$174,562

Reconciliation of restricted cash:
Cash and cash equivalents	116,208	173,507
Restricted cash	936	1,055
	$117,144	$174,562
Supplemental cash flow information:
Interest paid	$41	$36

Non-cash investing and financing activities:
Leasehold improvements funded by the landlord	$1,200	$840
Warrants assumed in acquisition	$—	$93,110
Accruals for property, plant and equipment purchased during the period	$95	$—

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
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

The fair value of the Company’s publicly traded warrants (the “Public Warrants”) is determined from their trading value on public markets. The fair value of the Company’s warrants sold in a private placement (the “Private Placement Warrants”) is calculated using the Black-Scholes option pricing model since these instruments do not have the early redemption feature.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 and $1,055 at December 31, 2022 and 2021, respectively as collateral for letters of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The fair value of the Company’s stock options on the date of grant is determined by a Black-Scholes option pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgment regarding future trends. Prior to becoming a publicly traded company, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed product candidates, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others, as the Company’s common stock was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

The fair value of RSUs is based on the closing stock price on the date of grant.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purpose of this calculation, outstanding stock options, restricted stock units and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

Comprehensive Income/(Loss)

There were no differences between net income/(loss) and comprehensive income/(loss) presented in the statements of operations for the years ended December 31, 2022 and 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU No. 2019-12 on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2022.

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

Recapitalization
Cash - D8’s trust and cash (net of redemptions)	$77,993
Cash - PIPE Financing	142,000
Less: Transaction costs and advisory fees	(29,569)
Net proceeds from reverse recapitalization	190,424
Less: Warrant liabilities assumed	(93,110)
Net assets and liabilities assumed in reverse recapitalization	$97,314

The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Number of Shares
Common stock, outstanding prior to the Business Combination	34,500,000
Less: Redemption of D8 shares	(26,745,028)
D8 Public Shares	7,754,972
D8 Sponsor Shares	8,625,000
Shares issued in PIPE financing	14,200,000
Business combination and PIPE financing shares	30,579,972
Legacy Vicarious Surgical shares (1)	88,042,340
Total shares of common stock immediately after Business Combination	118,622,312

(1)	The number of Legacy Vicarious Surgical shares was determined from the shares of Legacy Vicarious Surgical shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 3.29831. All fractional shares were rounded down.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

		December 31,	December 31,
	Estimated Useful Lives	2022	2021
Machinery and equipment	3 to 5 years	$1,906	$957
Furniture and fixed assets	3 to 7 years	1,059	186
Computer hardware and software	3 years	1,155	259
Leasehold improvements	Lesser of lease term or asset life	4,161	1,432
Total property and equipment		8,281	2,834
Less accumulated depreciation		(1,695)	(584)
Property and equipment, net		$6,586	$2,250

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

During 2021, in connection with a lease termination, the Company disposed of $24 of fixed assets with accumulated depreciation of $16 incurring an $8 loss on the disposal which was included in general and administrative expenses.

Depreciation expense for the years ended December 31, 2022 and 2021 was $1,111 and $316, respectively.

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$114,409	$—	$—	$114,409
Total assets	$114,409	$—	$—	$114,409
Liabilities:
Warrant liabilities - public warrants	$2,589	$—	$—	$2,589
Warrant liabilities - private warrants	—	$—	3,432	3,432
Total liabilities	$2,589	$—	$3,432	$6,021

	December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$171,196	$—	$—	$171,196
Total assets	$171,196	$—	$—	$171,196
Liabilities:
Warrant liabilities - public warrants	$37,085	$—	$—	$37,085
Warrant liabilities - private warrants	—	$—	52,936	52,936
Total liabilities	$37,085	$—	$52,936	$90,021

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

For the year ended December 31, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $84,000 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

For the year ended December 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $3,085 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of December 31, 2022	As of December 31, 2021
Volatility	72.0%	60.0%
Stock price	$2.02	$10.62
Expected life of options	3.7 years	4.7 years
Risk-free rate	4.1%	1.2%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2021:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2021	17,248,621	$37,085	10,400,000	$52,936	27,648,621	$90,021
Exercised	(20)	—	—	—	(20)	—
Change in value	—	$(34,496)	—	$(49,504)	—	$(84,000)
December 31, 2022	17,248,601	$2,589	10,400,000	$3,432	27,648,601	$6,021

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	Year Ended December 31,
	2022	2021
Compensation and benefits related	$5,240	$3,233
Professional services and other	568	865
Accrued expenses	$5,808	$4,098

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

The loan had no financial covenants but did contain monthly reporting requirements and gave the lender a first priority lien on all Company assets. In March 2021, the Company borrowed the first tranche of $1,500. The outstanding balance of the term loan was $0 and $1,350 at December 31, 2022 and 2021, respectively.

In October 2022, the Company paid off the entire term loan balance. As the Company chose to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance applied.

Deferred Financing Costs

In connection with the term loan, the Company incurred $100 in expenses, inclusive of the warrant expense, which were netted against the long-term portion of the term loan proceeds. The Company amortized these costs over the life of the borrowing. In the years ended December 31, 2022 and 2021, $75 and $25, respectively of capitalized costs were amortized to interest expense.

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

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of December 31, 2022 and 2021, the aggregate outstanding principal balance of the equipment loans was $0 and $16, respectively, net of current portions of $16 and $47, respectively.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $1:

Years Ended December 31,
2023	17
Total future equipment payments	$17

8. COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the years ended December 31, 2022 and 2021 was $2,210 and $1,447, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the year ended December 31, 2022 and under ASC 840 for the year ended December 31, 2021 were as follows:

	December 31,
Lease costs	2022	2021
Operating lease costs	$2,210	$1,447
Total lease costs	$2,210	$1,447

Supplemental disclosure of cash flow information related to leases for the year ended December 31, 2022 was as follows:

December 31,
2022
Cash paid	$1,644
Cash received	$(1,200)
Total cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$444

The weighted-average remaining lease term and discount rate were as follows:

December 31,
2022
Weighted-average remaining lease term (in years)	9.3
Weighted-average discount rate	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022:

Years Ended December 31,
2023	2,162
2024	2,286
2025	2,358
2026	2,430
2027	2,502
Thereafter	11,430
Total future minimum lease payments	$23,168
Less imputed interest	(7,498)
Carrying value of lease liabilities	$15,670

On January 25, 2021, the Company entered into a twelve-year lease agreement that commenced on April 1, 2021 and ended on February 28, 2029, for its new corporate headquarters. Rental payments due over the period of the lease totaled $9.7 million. On October 14, 2021, the lease was amended to add additional space and was simultaneously extended to end on March 31, 2032. Rental payments due over the period of the lease were amended from $9.7 million to $25.0 million.

In November of 2021, the landlord of the Company’s lease for its previous corporate headquarters, terminated the agreement and the Company and the landlord were disputing amounts due to the parties, if any, in accordance with the terms of the lease agreement. The Company and the landlord agreed to settle their dispute for a payment to the landlord of $118. The Company recorded this settlement by accruing $118 to general and administrative expense as of December 31, 2021. As the lease was terminated, the minimum lease payments that would have been due under the agreement have been excluded from the future minimum lease payments table presented above.

10. INCOME TAXES

The Company’s entire pretax loss for the years ended December 31, 2022 and 2021 was from its U.S. domestic operations.

The Company recorded a tax loss for the years ended December 31, 2022 and 2021. Therefore, the Company recorded no current or deferred income tax expense or benefit for the years ended December 31, 2022 and 2021.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income at US Statutory Rate	21%	21%
State taxes, net of federal benefit	(126)%	8%
Permanent differences	1%	0%
Change in fair value of warrants	(342)%	2%
Return to Provision	(28)%	—
Officer’s compensation	2%	—
Transaction costs	—	5%
Stock-based compensation	6%	(1)%
Tax credits	(52)%	4%
Change in valuation allowance	518%	(39)%
	0%	0%

The Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$27,688	$18,269
Tax credits	7,057	2,727
Stock based compensation	1,303	657
Capitalized R&D expenses	11,456	—
Accruals and reserves	1,953	1,065
Depreciation and amortization	61	56
Total deferred tax assets before valuation allowance	49,518	22,774
Valuation allowance	(49,518)	(22,774)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021 the Company is in a net deferred tax asset position. The deferred tax assets consist principally of net operating loss carryforwards and research and development tax credits. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of projected future taxable income, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company has determined that it was more likely than not that the Company would not recognize the benefits of its federal and state net deferred tax assets. Accordingly, the Company has a full valuation allowance against the deferred tax assets as of December 31, 2022 and 2021. The change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $26.7 million and $13.8 million, respectively.

The Company has incurred losses since inception that would generally be available to reduce future taxable income. As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $102.8 million which includes $2.8 million that expire at various dates from 2034 through 2037, and $100.0 million that have an unlimited carryforward period. As of December 31, 2022, the Company had state net operating loss carryforwards of $96.6 million which includes $96.6 million that expire at various dates from 2035 through 2041, and none that have an unlimited carryforward period.

As of December 31, 2022, the Company had U.S. federal and state research and development tax credits of $4.3 million and $3.5 million respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and in any state and local jurisdiction in which it operates. The Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2022, the tax years from 2018 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2018, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2022, the Company has not recorded any liabilities related to uncertain tax positions in its financial statements. Similarly, the Company has not accrued any interest and penalties related to uncertain tax positions as of December 31, 2022. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

11. STOCKHOLDERS’ EQUITY

Authorized Shares

At December 31, 2022, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Legacy Vicarious Surgical Preferred Stock

In connection with the Business Combination, Legacy Vicarious Surgical’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”), previously classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent equity as a result of the Business Combination. As of December 31, 2022, there were no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

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

In 2021, subsequent to the Business Combination, the Company issued 749,691 RSUs of Class A common stock to employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting for the year ended December 31, 2022 is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - December 31, 2021	698,051	$12.54
Granted	3,266,548	$3.89
Vested	(769,269)	$6.62
Forfeited	(110,207)	$8.20
Balance of unvested shares - December 31, 2022	3,085,123	$5.01

The total stock-based compensation related to RSUs during the years ended December 31, 2022 and 2021, was $5,286 and $800, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $14,939 and is expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $8,400 and is expected to be recognized over a weighted average period of 3.3 years. The aggregate intrinsic value of the awards granted and vested during the year ended December 31, 2022 was $6,598 and $2,901, respectively. The aggregate intrinsic value of the awards granted and vested during the year ended December 31, 2021 was $6,407 and $480, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2022 was $6,232.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2022, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. Prior to the Business Combination, the fair value of the Company’s common stock was determined by the Board of Directors at each award grant date based upon a variety of factors, including the results obtained from a third-party valuation, the Company’s financial position and historical financial performance, the status of technological development within the Company’s proposed product candidates, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others, as the Company’s common stock was not actively traded. Since becoming a publicly traded company, the Company uses its publicly traded stock price as the fair value of its common stock.

During the years ended December 31, 2022 and 2021, the Company granted options to purchase 5,576,191 and 5,870,433 shares, respectively of common stock, to employees and consultants with a fair value of $15,461 and $21,271, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021
Risk-free interest rate	1.94% - 3.92%	0.45% - 1.45%
Expected term, in years	5.52 - 6.08	5.20 - 6.11
Dividend yield	—%	—%
Expected volatility	68.87% - 70.26%	69.66% - 71.02%

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

As of December 31, 2022, there was $25,427 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of December 31, 2022 are expected to be recognized over a weighted-average period of 3.01 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	2022	2021
Research and development	$2,696	$975
Sales and marketing	1,296	621
General and administrative	8,263	2,098
Total	$12,255	$3,694

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 3,465,275 shares available for future equity grants under the 2021 Plan at December 31, 2022.

The option activity of the 2021 Plan for the year ended December 31, 2022, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Options outstanding at January 1, 2022	12,009,768	$2.92	7.76
Granted	5,576,191	4.34
Exercised	(2,291,868)	0.36
Forfeited, expired, or cancelled	(1,101,674)	2.89
Options vested and expected to vest at December 31, 2022	14,192,417	$3.90	8.26

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.77 and $3.62, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $10,066 and $13,010, respectively. The aggregate intrinsic value of options outstanding at December 31, 2022 was $6,804.

Common Stock Reserved for Future Issuance

As of December 31, 2022 and 2021, the Company has reserved the following shares of Class A Common Stock for future issuance (in thousands):

	As of December 31,
	2022	2021
Common stock options outstanding	14,192	12,010
Restricted stock units outstanding	3,085	698
Shares available for issuance under the 2021 Plan	3,465	4,506
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	48,391	44,863

13. EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $802 and $424 for the years ended December 31, 2022 and 2021, respectively.

14. NET LOSS PER SHARE

The Company computes basic income/(loss) per share using net income/(loss) attributable to Vicarious Surgical Inc. common stockholders and the weighted average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Years Ended December 31,
	2022	2021
Numerator for basic and diluted net loss per share:
Net income/(loss)	$5,157	$(35,207)
Denominator for basic net gain/(loss) per share:
Weighted average shares	121,791,878	96,690,716
Denominator for diluted net gain/(loss) per share:
Weighted average shares	127,528,509	96,690,716
Net income/(loss) per share of Class A and Class B common stock – basic and diluted	$0.04	$(0.36)

For the year ended December 31, 2022, 35,604,874 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

15. SUBSEQUENT EVENTS

On February 1, 2023, the Company initiated a reduction in force, eliminating 14% of its workforce, predominantly in general and administrative and sales and marketing positions. No accrual was recorded as of December 31, 2022. Total separation costs associated with this reduction in force are anticipated to be under $1,000 and should be paid in full by the second quarter of 2023.

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that no subsequent events other than that disclosed above or in the notes to these financial statements have occurred that would require recognition or disclosure in these financial statements.

******