Form 10-Q
period 2023-03-31
Vicarious Surgical Inc.
filed 2023-05-08
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 107,275,808 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54,083	$116,208
Short-term investments	43,487	—
Prepaid expenses and other current assets	3,842	4,196
Total current assets	101,412	120,404
Restricted cash	936	936
Property and equipment, net	6,461	6,586
Right-of-use assets	12,076	12,273
Other long-term assets	205	92
Total assets	$121,090	$140,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,910	$1,731
Accrued expenses	3,828	5,808
Lease liabilities, current portion	928	838
Current portion of equipment loans	4	16
Total current liabilities	6,670	8,393
Lease liabilities, net of current portion	14,592	14,832
Warrant liabilities	12,100	6,021
Total liabilities	33,362	29,246

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 106,858,603 and 106,251,429 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at March 31, 2023 and December 31, 2022; 19,619,760 and 19,627,576 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	176,213	172,673
Accumulated other comprehensive income	65	—
Accumulated deficit	(88,563)	(61,641)
Total stockholders’ equity	87,728	111,045
Total liabilities and stockholders’ equity	$121,090	$140,291

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$13,356	$9,848
Sales and marketing	1,960	1,402
General and administrative	6,999	6,930
Total operating expenses	22,315	18,180
Loss from operations	(22,315)	(18,180)
Other income (expense):
Change in fair value of warrant liabilities	(6,079)	60,728
Interest and other income	1,473	8
Interest expense	(1)	(29)
Income/(loss) before income taxes	(26,922)	42,527
Provision for income taxes	—	—
Net income/(loss)	$(26,922)	$42,527
Net income/(loss) per share of Class A and Class B common stock, basic	$(0.21)	$0.35
Net income/(loss) per share of Class A and Class B common stock, diluted	$(0.21)	$0.33

Other comprehensive income:
Net unrealized gain on investments	65	—
Other comprehensive gain	65	—
Comprehensive net income/(loss)	$(26,857)	$42,527

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

 (Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	125,879,005	$13	$172,674	$(61,641)	$—	$111,046
Exercise of common stock options	324,407	—	85	—	—	85
Vesting of restricted stock	274,951	—	—	—	—	—
Stock-based compensation	—	—	3,254	—	—	3,254
Proceeds from short swing rule	—	—	200	—	—	200
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive income	—	—	—	—	65	65
Balance, March 31, 2023	126,478,363	$13	$176,213	$(88,563)	$65	$87,728

	Three Months Ended March 31, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	119,769,067	$12	$149,877	$(66,798)	$	$83,091
Exercise of common stock options	1,342,852	—	336	—	—	336
Exercise of public warrants	20	—	—	—	—	—
Vesting of restricted stock	56,716	—	—	—	—	—
Stock-based compensation	—	—	2,277	—	—	2,277
Net income	—	—	—	42,527	—	42,527
Balance, March 31, 2022	121,168,655	$12	$152,490	$(24,271)	$—	$128,231

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$(26,922)	$42,527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	441	185
Stock-based compensation	3,254	2,277
Amortization of capitalized debt issuance costs	—	8
Non-cash lease expense	196	217
Change in fair value of warrant liabilities	6,079	(60,728)
Change in accrued interest and net accretion of discounts on short-term investments	(169)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	623	1,015
Accounts payable	170	618
Accrued expenses	(1,979)	(1,053)
Lease liabilities	(150)	167
Other noncurrent assets	(113)	—
Net cash used in operating activities	(18,570)	(14,767)
Cash flows from investing activities:
Purchases of property and equipment	(306)	(2,022)
Purchases of available-for-sale investments	(43,522)	—
Net cash used in investing activities	(43,828)	(2,022)
Cash flows from financing activities:
Repayment of equipment loans	(12)	(12)
Repayment of term loan	—	(150)
Proceeds from short swing rule	200	—
Proceeds from exercise of stock options	85	336
Net cash provided by financing activities	273	174
Change in cash, cash equivalents and restricted cash	(62,125)	(16,615)
Cash, cash equivalents and restricted cash, beginning of period	117,144	174,562
Cash, cash equivalents and restricted cash, end of period	$55,019	$157,947

Reconciliation of restricted cash:
Cash and cash equivalents	54,083	157,011
Restricted cash	936	936
	$55,019	$157,947
Supplemental cash flow information:
Interest paid	$1	$11

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$10	$—

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

Pursuant to the terms of the Business Combination Agreement, a business combination between D8 was effected through the merger of Merger Sub with and into Legacy Vicarious Surgical, with Legacy Vicarious Surgical surviving as a wholly owned subsidiary of D8 (the “Merger,” and collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Effective as of the Closing, D8 changed its name to Vicarious Surgical Inc. and Legacy Vicarious Surgical changed its name to Vicarious Surgical US Inc.

The Company is currently developing its virtual reality surgical system using proprietary human-like surgical robots and virtual reality to transport surgeons inside the patient to perform minimally invasive surgical procedures.

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $97,570 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2023, our results of operations, stockholders’ equity for the three months ended March 31, 2023 and 2022, and our cash flows for the three-month periods ended March 31, 2023 and 2022. The operating results for the three-month period ended March 31, 2023 is not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts, money market funds, U.S. treasury securities and U.S. government agency securities. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at March 31, 2023 and December 31, 2022 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of money market funds, U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized gains of $65 for the three-month period ended March 31, 2023. There were no unrealized gains for the year ended December 31, 2022.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high-credit standing. Periodically, there may be times when the deposits exceed the FDIC insurance limits.

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

As part of the Business Combination, the Company assumed 17,249,991 publicly traded warrants (the “Public Warrants”) that are exercisable to purchase shares of Class A common stock to investors as well as 10,400,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes option pricing model.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through March 31, 2023, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options, restricted stock units (“RSUs”), warrants and other forms of equity issued as compensation for services, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU No. 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU No. 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2022. The Company adopted ASU No. 2016-13 on January 1, 2023. There was no impact to our condensed consolidated statements of operations and comprehensive income or condensed consolidated balance sheets upon adoption.

3.	Short-term investments

Short-term investments consist of U.S. treasury securities and are classified as available-for-sale. We classify investments on our consolidated balance sheet as follows:

Maturing within three months or less from the date of purchase	Cash and cash equivalents
Maturing, as of the date of purchase, more than three months	Short-term investments

Available-for-sale investments are reported at fair value, with unrealized gains or losses reported in accumulated other comprehensive income. The fair values of our available-for-sale cash and cash equivalents securities are Level 1 measurements, based on quoted prices from active markets for identical assets. The fair values of our available-for-sale short-term investments securities are Level 2 measurements, based on quoted prices from inactive markets for identical assets.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2023 was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury securities	43,424	65	(2)	43,487
Total assets	$43,424	$65	$(2)	$43,487

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2023 was $6,019. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2023. As of March 31, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2023.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2023	2022
Machinery and equipment	3 to 5 years	$2,002	$1,906
Furniture and fixed assets	3 to 7 years	1,115	1,059
Computer hardware and software	3 years	1,197	1,155
Leasehold improvements	Lesser of lease term or asset life	4,283	4,161
Total property and equipment		8,597	8,281
Less accumulated depreciation		(2,136)	(1,695)
Property and equipment, net		$6,461	$6,586

In connection with the Waltham lease, the Company received $1,200 in August 2022 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $1,200 was included in leasehold improvements.

In connection with the Waltham lease, the Company received $840 in May 2021 related to leasehold improvements funded by its landlord. These leasehold improvements are being depreciated over the shorter of the lease term or each asset’s life. The $840 paid to vendors by the landlord was included in leasehold improvements.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $441 and $185, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	March 31, 2023
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$47,442	$—	$—	$47,442
U.S. treasury securities	—	49,765		49,765
Total assets	$47,442	$49,765	$—	$97,207

Liabilities:
Warrant liabilities - public warrants	$6,899	$—	$—	$6,899
Warrant liabilities - private warrants	—	—	5,200	5,200
Total liabilities	$6,899	$—	$5,200	$12,099

	December 31, 2022
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$114,409	$—	$—	$114,409
Total assets	$114,409	$—	$—	$114,409

Liabilities:
Warrant liabilities - public warrants	$2,589	$—	$—	$2,589
Warrant liabilities - private warrants	—	—	3,432	3,432
Total liabilities	$2,589	$—	$3,432	$6,021

Money market funds are classified as cash and cash equivalents. U.S. treasury securities are classified as cash equivalents when the date from initial purchase to maturity is less than 90 days. The remaining investments are classified as short-term investments.

The carrying values of prepaid expenses, right of use assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The fair values of our short-term investments are Level 2 measurements as the US government securities are not the most recent offerings and are therefore not traded in an active market.

The fair value of the Public Warrants was determined from their trading value on public markets. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the three months ended March 31, 2023, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $6,079 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of March 31, 2023	As of December 31, 2022
Volatility	80%	72.0%
Stock price	$2.27	$2.02
Expected life of options	3.5 years	3.7 years
Risk-free rate	3.8%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2022:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2022	17,248,601	$2,589	10,400,000	$3,432	27,648,601	$6,021
Change in value	—	$4,311	—	$1,768	—	$6,079
March 31, 2023	17,248,601	$6,900	10,400,000	$5,200	27,648,601	$12,100

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	March 2023	December 31, 2022
Compensation and benefits related	$2,745	$5,240
Professional services and other	1,084	568
Accrued expenses	$3,829	$5,808

7.	DEBT

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

In October 2022, the Company paid off the entire term loan balance. As the Company chose to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance applied. The outstanding balance of the term loan was $0 at March 31, 2023 and December 31, 2022.

Deferred Financing Costs

In connection with the term loan, the Company incurred $100 in expenses which were netted against the long-term portion of the term loan proceeds. The Company amortized these costs over the life of the borrowing. In the three months ended March 31, 2023 and the year ended December 31, 2022, $0 and $75, respectively of capitalized costs were amortized to interest expense.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of March 31, 2023 and December 31, 2022, the aggregate outstanding principal balance of the equipment loans was $4 and $16, respectively.

The following table represents the future payments required under the noncancellable equipment agreements and includes interest of $0:

Year Ended December 31, 2023
Remaining nine months	$4
Total future equipment payments	$4

8.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the three months ended March 31, 2023 and 2022 was $534 and $565, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the three months ended March 31, 2022 and March 31, 2021, respectively were as follows:

	March 31,
Lease costs	2023	2022

Operating lease costs	$534	$565
Total lease costs	$534	$565

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2022 and March 31, 2021, respectively were as follows:

	March 31,
	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$488	$256

The weighted-average remaining lease term and discount rate were as follows:

	March 31,
	2023	2022

Weighted-average remaining lease term (in years)	9	10
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2023:

Years Ended December 31,
2023, excluding the three months ended March 31, 2023	$1,674
2024	2,286
2025	2,358
2026	2,430
2027	2,502
Thereafter	11,430
Total future minimum lease payments	$22,680
Less imputed interest	(7,160)
Carrying value of lease liabilities	$15,520

10.	INCOME TAXES

For the three month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY

Authorized Shares

At March 31, 2023, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

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

The Company issues RSUs of Class A common stock to certain employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2022	698,051	$12.54
Granted	3,266,548	$3.89
Vested	(769,269)	$6.62
Forfeited	(110,207)	$8.20
Balance of unvested shares - January 1, 2023	3,085,123	$5.01
Granted	114,487	$2.75
Vested	(274,951)	$5.10
Forfeited	(33,508)	$7.92
Balance of unvested shares - March 31, 2023	2,891,151	$4.88

The total stock-based compensation related to the RSUs during the three months ended March 31, 2023, was $1,380. As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $13,608 and is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the awards granted and vested during the three months ended March 31, 2023 was $260 and $787, respectively. The aggregate intrinsic value of RSUs outstanding at March 31, 2023 was $6,563.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of March 31, 2023, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2023, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

During the three months ended March 31, 2023 and March 31, 2022, the Company granted options to purchase 481,764 and 466,272 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $882 and $1,719 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Risk-free interest rate	3.53% - 4.17%	1.94% - 1.95%
Expected term, in years	6.07 - 6.08	5.89 - 6.07
Dividend yield	—%	—%
Expected volatility	76.18% - 76.22%	69.68% - 70.02%

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options. The expected life of employee and non-employee stock options was calculated using the average of the contractual term of the option and the weighted-average vesting period of the option, as the Company does not have sufficient history to use an alternative method to calculate an expected life for employees. The Company does not pay a dividend and is not expected to pay a dividend in the foreseeable future. Expected volatility for the Company’s common stock was determined based on a combination of an average of the historical volatility of a peer group of similar public companies and the Company’s own stock.

As of March 31, 2023, there was $20,943 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of March 31, 2023 are expected to be recognized over a weighted-average period of 2.79 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended March 31,
	2023	2022
Research and development	$861	$473
Sales and marketing	293	294
General and administrative	2,100	1,510
Total	$3,254	$2,277

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 4,086,626 shares available for future equity grants under the 2021 Plan at March 31, 2023.

The option activity of the 2021 Plan for the three months ended March 31, 2023, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2023	14,192,417	$3.90	8.26
Granted	481,764	2.65
Exercised	(324,407)	0.26
Forfeited, expired, or cancelled	(1,184,094)	4.64
Options vested and expected to vest at March 31, 2023	13,165,680	$3.87	7.79

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $1.83 and $3.69, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and March 31, 2022 was $757 and $7,295, respectively. The aggregate intrinsic value of options outstanding at March 31, 2023 was $7,654.

Common Stock Reserved for Future Issuance

As of March 31, 2023 and December 31, 2022, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Common stock options outstanding	13,166	14,192
Restricted stock units outstanding	2,891	3,085
Shares available for issuance under the 2021 Plan	4,087	3,465
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	47,793	48,391

13.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) Plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $358 and $207 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

	For the Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss)	$(26,922)	$42,527

Denominator for basic net gain/(loss) per share:
Weighted average shares	126,130,189	120,279,819
Denominator for diluted net gain/(loss) per share:
Weighted average shares	126,130,189	127,593,181

Net income/(loss) per share of Class A and Class B common stock – basic	$(0.21)	$0.35
Net income/(loss) per share of Class A and Class B common stock – diluted	$(0.21)	$0.33

For the three months ended March 31, 2023, 37,774,950 potential shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

We believe this slow adoption of robot-assisted surgery has occurred because of several factors, including the following:

●	Significant Capital Investment. Legacy robotic systems require high upfront acquisition costs and burdensome annual service contracts that are often prohibitively expensive, especially in outpatient settings. We estimate these capital costs to be up to $2.0 million or more per system upfront, plus an additional 10% to 20% annually for maintenance and service contracts.

●	Low Utilization. In addition to the significant acquisition costs, existing robotic systems create inefficiencies and increase costs to medical facilities considering adoption. Due to their large size and limited portability, existing robotic systems require the construction of a dedicated operating room, occupying valuable real estate within the hospital. Once in place, these robotic systems require extensive set-up and operating room turnover times, which limits the number of procedures that can be performed with the robotic system.

●	Limited Capabilities. Existing robotic systems have limited capabilities and are ill-suited for many outpatient procedures. Due to their limited degrees of freedom inside the abdomen, they depend on significant, complicated, robotic motion outside the body, and they have limited ability to operate in multiple quadrants, difficulty operating on the “ceiling” of the abdomen, create collisions inside and outside of the patient’s abdomen, and restrict overall access of the operating team to the patient.

●	Difficult to Use. Existing robotic systems require the surgeon to develop an extensive procedure plan in advance to determine appropriate incision sites and angles for each procedure, in order to avoid collisions inside and outside of the patient’s abdomen. Surgeons must develop this plan with fewer degrees of freedom than they would employ using open surgery, restricting their natural movements. Becoming proficient at manipulating these legacy robotic systems to perform the procedures they otherwise were trained to perform via open surgery requires extensive training and several dozen procedures on live patients. As these systems are maintained in dedicated, expensive, operating rooms, obtaining access to train on the system becomes a significant impediment to adoption, resulting in more open surgeries.

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

Financial Highlights

We are pre-revenue generating as of March 31, 2023.

We incurred a net loss of $26,922 (in thousands) for the three months ended March 31, 2023 and generated net income of $42,527 for the three months ended March 31, 2022, representing a period-over-period loss of 163%. The net income for the three months ended March 31, 2022 is inclusive of a gain of $60,728 related to the change in valuation of our warrant obligations while the net loss for the three months ended March 31, 2023 is inclusive of a loss of $6,079 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $22,315 and $18,180 for the three months ended March 31, 2023 and 2022, respectively, representing a period-over-period loss of 23%, which was primarily due to a 31% increase in our average headcount and increased spending as we continue to develop our surgical robot. Our increase in average headcount was primarily due to an increase in R&D personnel for which our average headcount increased by 35% from an average of 124 people in the three months ended March 31, 2022 to an average of 168 people for the three months ended March 31, 2023.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

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

Sales and Marketing Expenses

Sales and marketing, or S&M, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions and physician education programs. Other S&M expenses include training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees and allocated facilities-related expenses. We expect S&M expenses to continue to increase in absolute dollars as we increase potential customers’ awareness of our presence and prepare our sales and marketing function for our product launch at a future, yet undetermined date.

Change in Fair Value of Warrant Liabilities

The change in fair value of the warrant liability represents the mark-to-market fair value adjustments to the outstanding Public Warrants and Private Placement Warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model while the Public Warrants are marked-to-market based on their price on the New York Stock Exchange. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest incurred on our equipment loans. In 2022, interest expense also included interest incurred on our term loan which was paid off in October 2022.

Results of Operations

The following table sets forth our historical operating results for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$13,356	$9,848	$3,508	36%
Sales and marketing	1,960	1,402	558	40%
General and administrative	6,999	6,930	69	1%
Total operating expenses	22,315	18,180	4,135	23%
Loss from operations	(22,315)	(18,180)	(4,135)	23%
Other income (expense):
Change in fair value of warrant liabilities	(6,079)	60,728	(66,807)	(110)%
Interest and other income	1,473	8	1,465	N/M
Interest expense	(1)	(29)	28	(97)%
Income (loss) before income taxes	(26,922)	42,527	(69,449)	(163)%
Provision for income taxes	—	—	—	N/M
Net income (loss)	$(26,922)	$42,527	$(69,449)	(163)%
Net income (loss) per common share, basic	$(0.21)	$0.35	$(0.56)	(160)%
Net income (loss) per common share, diluted	$(0.21)	$0.33	$(0.54)	(164)%

Other comprehensive gain:
Net unrealized gain on investments	65	—	65	N/M
Other comprehensive gain	65	—	65	N/M
Comprehensive gain (loss)	$(26,857)	$42,527	$(69,384)	(163)%

Comparison of the Three Months ended March 31, 2023 and 2022

Research and Development Expenses. Research and development expenses increased $3,508, or 36%, to $13,356 during the three months ended March 31, 2023, compared to $9,848 during the three months ended March 31, 2022. This increase was primarily due to increases of $2,890 of personnel-related expenses and $547 in materials and supplies expenses. The increase in personnel-related expense was due primarily to an increase in average headcount of 35%, from an average of 124 people in the three months ended March 31, 2022 to an average of 168 people in the three months ended March 31, 2023 with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. Sales and marketing expenses increased $558, or 40%, to $1,960 during the three months ended March 31, 2023, compared to $1,402 during the three months ended March 31, 2022. This increase was primarily due to an increase of $504 of personnel-related expenses. The increase in personnel-related expense was due to an average headcount increase of 50%, from an average of 12 people in the three months ended March 31, 2022 to an average of 18 people for the three months ended March 31, 2023 with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. General and administrative expenses increased $69, or 1%, to $6,999 during the three months ended March 31, 2023, compared to $6,930 during the three months ended March 31, 2022. This increase was due to an increase of $477 in personnel-related expenses, an increase of $182 in facilities expenses and partially offset by a $630 decrease in insurance expenses. The increase in personnel-related expense was due to an average headcount increase of 3% from an average of 29 people in the three months ended March 31, 2022 to 30 people in the three months ended March 31, 2023 with the remainder attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended March 31, 2023 was a $6,079 loss. The change in fair value of warrant liabilities during the three months ended March 31, 2022 was a $60,728 gain. These changes in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities at March 31, 2023 and 2022, respectively.

Interest and Other Income. Interest and other income increased by $1,465 to $1,473 during the three months ended March 31, 2023, compared to $8 during the three months ended March 31, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $28 to $1 during the three months ended March 31, 2023, compared to $29 during the three months ended March 31, 2022. The decrease was primarily due to the term loan being paid off in full during the fourth quarter of 2022.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the three months ended March 31, 2022 and the year ended December 31, 2022 was $18,570 and $61,211, respectively. As of March 31, 2023, we held cash and cash equivalents of $54,083, short-term investments of $43,487 and had an accumulated deficit of $88,563.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $97,570 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not issue any common stock under this shelf registration statement during the three months ended March 31,2023.

Cash

Our cash and cash equivalents and short-term investments balance as of March 31, 2023 was $54,083 and $43,487, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the three months ended March 31, 2023 and March 31, 2022

	Three months ended March 31,
(in thousands)	2023	2022

Statement of Cash Flows Data:
Net cash used in operating activities	$(18,570)	$(14,767)
Net cash used in investing activities	$(43,828)	$(2,022)
Net cash provided by financing activities	$273	$174

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $18,570, attributable to net loss of $26,922 and a net change in our net operating assets and liabilities of $1,449 and non-cash items of $9,801. Non-cash items consisted of a loss of $6,079 due to the change in fair value of our warrant liabilities, $3,254 in stock-based compensation, $441 of depreciation and amortization and $196 for non-cash lease expense. The $1,449 change in our net operating assets and liabilities was primarily due to a $1,979 increase in accrued expenses, $150 in lease liabilities, and $113 in other noncurrent assets, partially offset by a $170 increase in accounts payable.

Net cash used in operating activities during the three months ended March 31, 2022 was $14,767, attributable to net income of $42,527 and a net change in our net operating assets and liabilities of $747 and non-cash items of $58,041. Non-cash items consisted of a gain of $747 due to the change in fair value of our warrant liabilities, partially offset by $2,277 in stock-based compensation, $185 of depreciation and amortization and $217 for non-cash lease expense. The $747 change in our net operating assets and liabilities was primarily due to a $618 increase in accounts payable, $167 in lease liabilities, $1,015 in prepaid and other assets, partially offset by a $1,053 increase in accrued expenses.

Cash flows used in Investing Activities

Net cash used by investing activities for the three months ended March 31, 2023 was $43,828 consisting of $43,522 for available-for-sale investments and $306 for fixed asset purchases consisting mainly of R&D equipment and leasehold improvements.

Net cash used by investing activities for the three months ended March 31, 2022 was $2,022 for fixed asset purchases consisting mainly of R&D equipment and leasehold improvements.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $273 consisting of $200 in proceeds from the short swing rule, $85 received for stock option exercises and partially offset by $12 of equipment loan repayments.

Net cash provided by financing activities for the three months ended March 31, 2022 was $174 consisting of $336 received for stock option exercises partially offset by $162 of term and equipment loan repayments.

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

Stock-Based Compensation

We account for all stock-based compensation, including stock options, RSUs, warrants and other forms of equity issued as compensation, at fair value and recognize stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of our stock options on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as stock price, expected volatility and expected term. Our estimates of these assumptions are primarily based on the fair value of our stock, historical data, peer company data and judgment regarding future trends. We use the publicly traded stock price as the fair value of our common stock. We use the simplified method when calculating the expected term due to insufficient historical exercise data. Volatility is based on a combination of a benchmark of comparable companies within the surgical robotics and medical device industries and the Company’s own stock. The dividend yield used is zero, as we have never paid any cash dividends and do not anticipate doing so in the foreseeable future.

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

Item 4. Controls and Procedures.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of accounting for certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on February 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

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

VICARIOUS SURGICAL INC.

May 8, 2023	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2023	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)