Form 10-Q
period 2023-06-30
Vicarious Surgical Inc.
filed 2023-07-28
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 13, 2023, the registrant had 107,684,617 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. On September 17, 2021, D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company (“D8” and after the Business Combination described herein, the “Company”) that migrated to and domesticated (the “Domestication”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious Surgical”). Immediately upon the consummation of the Business Combination, the Domestication and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”), Merger Sub merged with and into Legacy Vicarious Surgical, with Legacy Vicarious Surgical surviving the Business Combination as a wholly-owned subsidiary of D8. In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious Surgical changed its name to “Vicarious Surgical US Inc.”

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to recognize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees;

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

ii

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so; and

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adverse impacting our supply chain.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, elsewhere herein and in other filings that we make from time to time with the Securities and Exchange Commission. The risks described in such filings are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,807	$116,208
Short-term investments	49,976	$—
Prepaid expenses and other current assets	2,498	4,196
Total current assets	85,281	120,404
Restricted cash	936	936
Property and equipment, net	6,254	6,586
Right-of-use assets	11,875	12,273
Other long-term assets	180	92
Total assets	$104,526	$140,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,585	$1,731
Accrued expenses	4,937	5,808
Lease liabilities, current portion	967	838
Current portion of equipment loans	—	16
Total current liabilities	7,489	8,393
Lease liabilities, net of current portion	14,329	14,832
Warrant liabilities	7,019	6,021
Total liabilities	28,837	29,246

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 107,647,657 and 106,251,429 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	11
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at June 30, 2023 and December 31, 2022; 19,619,760 and 19,627,576 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	179,703	172,673
Accumulated other comprehensive loss	(130)	—
Accumulated deficit	(103,897)	(61,641)
Total stockholders’ equity	75,689	111,045
Total liabilities and stockholders’ equity	$104,526	$140,291

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$12,714	$10,055	$26,070	$19,903
Sales and marketing	1,666	1,311	3,626	2,713
General and administrative	7,078	7,760	14,077	14,690
Total operating expenses	21,458	19,126	43,773	37,306
Loss from operations	(21,458)	(19,126)	(43,773)	(37,306)
Other income (expense):
Change in fair value of warrant liabilities	5,081	17,601	(998)	78,329
Interest and other income	1,044	101	2,517	109
Interest expense	(1)	(29)	(2)	(58)
Income/(loss) before income taxes	(15,334)	(1,453)	(42,256)	41,074
Provision for income taxes	—	—	—	—
Net income/(loss)	$(15,334)	$(1,453)	$(42,256)	$41,074
Net income/(loss) per share of Class A and Class B common stock, basic	$(0.12)	$(0.01)	$(0.33)	$0.34
Net income/(loss) per share of Class A and Class B common stock, diluted	$(0.12)	$(0.01)	$(0.33)	$0.32

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	(195)	—	(130)	—
Other comprehensive income/(loss)	(195)	—	(130)	—
Comprehensive net income/(loss)	$(15,529)	$(1,453)	$(42,386)	$41,074

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 31, 2023	126,478,363	$13	$176,213	$(88,563)	$65	$87,728
Exercise of common stock options	509,398	—	166	—	—	166
Vesting of restricted stock	279,656	—	—	—	—	—
Stock-based compensation	—	—	3,324	—	—	3,324
Net loss	—	—	—	(15,334)	—	(15,334)
Other comprehensive income/(loss)	—	—	—	—	(195)	(195)
Balance, June 30, 2023	127,267,417	$13	$179,703	$(103,897)	$(130)	$75,689

	Six Months Ended June 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	125,879,005	$13	$172,674	$(61,641)	$—	$111,046
Exercise of common stock options	833,805	—	251	—	—	251
Vesting of restricted stock	554,607	—	—	—	—	—
Stock-based compensation	—	—	6,578	—	—	6,578
Proceeds from short swing rule	—	—	200	—	—	200
Net loss	—	—	—	(42,256)	—	(42,256)
Other comprehensive income/(loss)	—	—	—	—	(130)	(130)
Balance, June 30, 2023	127,267,417	$13	$179,703	$(103,897)	$(130)	$75,689

	Three Months Ended June 30, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 31, 2022	121,168,655	$12	$152,490	$(24,271)	$—	$128,231
Exercise of common stock options	359,331	—	221	—	—	221
Vesting of restricted stock	103,749	—	—	—	—	—
Stock-based compensation	—	—	2,780	—	—	2,780
Net loss	—	—	—	(1,453)	—	(1,453)
Balance, June 30, 2022	121,631,735	$12	$155,491	$(25,724)	$—	$129,779

	Six Months Ended June 30, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	119,769,067	$12	$149,877	$(66,798)	$—	$ 83,091
Exercise of common stock options	1,702,183	—	557	—	—	557
Exercise of public warrants	20	—	—	—	—	—
Vesting of restricted stock	160,465	—	—	—	—	—
Stock-based compensation	—	—	5,057	—	—	5,057
Net income	—	—	—	41,074	—	41,074
Balance, June 30, 2022	121,631,735	$12	$155,491	$(25,724)	$—	$129,779

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$(42,256)	$41,074
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	882	371
Stock-based compensation	6,578	5,057
Amortization of capitalized debt issuance costs	—	17
Non-cash lease expense	397	435
Change in fair value of warrant liabilities	998	(78,329)
Change in accrued interest and net accretion of discounts on short-term investments	(434)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,698	2,548
Accounts payable	(181)	(333)
Accrued expenses	(872)	167
Lease liabilities	(374)	27
Other noncurrent assets	(88)	—
Net cash used in operating activities	(33,652)	(28,966)
Cash flows from investing activities:
Purchases of property and equipment	(514)	(3,578)
Purchases of available-for-sale investments	(62,205)	—
Proceeds from sales and maturities of available-for-sale investments	12,535	—
Net cash used in investing activities	(50,184)	(3,578)
Cash flows from financing activities:
Repayment of equipment loans	(16)	(24)
Repayment of term loan	—	(300)
Proceeds from short swing rule	200	—
Proceeds from exercise of stock options	251	557
Net cash provided by financing activities	435	233
Change in cash, cash equivalents and restricted cash	(83,401)	(32,311)
Cash, cash equivalents and restricted cash, beginning of period	117,144	174,562
Cash, cash equivalents and restricted cash, end of period	$33,743	$142,251

Reconciliation of restricted cash:
Cash and cash equivalents	32,807	141,315
Restricted cash	936	936
	$33,743	$142,251
Supplemental cash flow information:
Interest paid	$1	$23

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$36	$159

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

The Company is currently developing its differentiated surgical robotic system using proprietary de-coupled actuators to transport surgeons inside the patient to perform minimally invasive surgical procedures.

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $82,783 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2023, our results of operations, and stockholders’ equity for the three and six-month periods ended June 30, 2023 and 2022, and our cash flows for the six-month periods ended June 30, 2023 and 2022. The operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at June 30, 2023 and December 31, 2022 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $195 and $130 for the three and six-month periods ended June 30, 2023, respectively. There were no unrealized gains or losses for the year ended December 31, 2022.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through June 30, 2023, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular concentration is focused on the development of its differentiated, human-like surgical robotic system.

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

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. treasury and U.S. government agency securities and are classified as available-for-sale.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2023 was as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	50,106	—	(130)	49,976
Total assets	$50,106	$—	$(130)	$49,976

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2023 was $49,976. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2023. As of June 30, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2023.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2023	2022
Machinery and equipment	3 to 5 years	$2,173	$1,906
Furniture and fixed assets	3 to 7 years	1,165	1,059
Computer hardware and software	3 years	1,204	1,155
Leasehold improvements	Lesser of lease term or asset life	4,288	4,161
Total property and equipment		8,830	8,281
Less accumulated depreciation		(2,576)	(1,695)
Property and equipment, net		$6,254	$6,586

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

Depreciation expense for the three and six-month periods ended June 30, 2023 was $440 and $882, respectively. Depreciation expense for the three and six-month periods ended June 30, 2022 was $186 and $371, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	June 30, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$24,859	$—	$—	$24,859
U.S. treasury securities	—	49,976		49,976
Total assets	$24,859	$49,976	$—	$74,835

Liabilities:
Warrant liabilities - public warrants	$3,795	$—	$—	$3,795
Warrant liabilities - private warrants	—	—	3,224	3,224
Total liabilities	$3,795	$—	$3,224	$7,019

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$114,409	$—	$—	$114,409
Total assets	$114,409	$—	$—	$114,409

Liabilities:
Warrant liabilities - public warrants	$2,589	$—	$—	$2,589
Warrant liabilities - private warrants	—	—	3,432	3,432
Total liabilities	$2,589	$—	$3,432	$6,021

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

For the three months ended June 30, 2023, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $5,081 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2023, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $998 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of June 30, 2023	As of December 31, 2022
Volatility	81.0%	72.0%
Stock price	$1.83	$2.02
Expected life of options	3.2 years	3.7 years
Risk-free rate	4.4%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2022:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2022	17,248,601	$2,589	10,400,000	$3,432	27,648,601	$6,021
Change in value	—	$4,311	—	$1,768	—	$6,079
March 31, 2023	17,248,601	$6,900	10,400,000	$5,200	27,648,601	$12,100
Change in value	—	$(3,105)	—	$(1,976)	—	$(5,081)
June 30, 2023	17,248,601	$3,795	10,400,000	$3,224	27,648,601	$7,019

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	June 30, 2023	December 31, 2022
Compensation and benefits related	$4,117	$5,240
Professional services and other	820	568
Accrued expenses	$4,937	$5,808

7.	DEBT

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

In October 2022, the Company paid off the entire term loan balance. As the Company chose to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance applied. The outstanding balance of the term loan was $0 at June 30, 2023 and December 31, 2022.

Deferred Financing Costs

In connection with the term loan, the Company incurred $100 in expenses which were netted against the long-term portion of the term loan proceeds. The Company amortized these costs over the life of the borrowing. In the six months ended June 30, 2023 and the year ended December 31, 2022, $0 and $75, respectively of capitalized costs were amortized to interest expense.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans are collateralized by the underlying machinery. As of June 30, 2023 and December 31, 2022, the aggregate outstanding principal balance of the equipment loans was $0 and $16, respectively. The equipment loans were fully paid off in April 2023.

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the three and six-month periods ended June 30, 2023 was $534 and $1,069, respectively. Rent expense for the three and six-month periods ended June 30, 2022 was $565 and $1,131, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the six months ended June 30, 2023 and June 30, 2022, respectively were as follows:

	June 30,
Lease costs	2023	2022
Operating lease costs	$1,069	$1,131
Total lease costs	$1,069	$1,131

Supplemental disclosure of cash flow information related to leases for the six months ended June 30, 2023 and June 30, 2022, respectively were as follows:

	June 30,
	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,046	$669

The weighted-average remaining lease term and discount rate were as follows:

	June 30,
	2023	2022

Weighted-average remaining lease term (in years)	9	10
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2023:

Years Ended December 31,
2023, excluding the six months ended June 30, 2023	$1,116
2024	2,286
2025	2,358
2026	2,430
2027	2,502
Thereafter	11,430
Total future minimum lease payments	$22,122
Less imputed interest	(6,826)
Carrying value of lease liabilities	$15,296

10.	INCOME TAXES

For the three and six-month periods ended June 30, 2023 and for the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY

Authorized Shares

At June 30, 2023, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

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

The Company issues RSUs of Class A common stock to certain employees and members of the board of directors. The RSUs vest over a four-year period. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2022	698,051	$12.54
Granted	3,266,548	$3.89
Vested	(769,269)	$6.62
Forfeited	(110,207)	$8.20
Balance of unvested shares - January 1, 2023	3,085,123	$5.01
Granted	114,487	$2.75
Vested	(274,951)	$5.10
Forfeited	(33,508)	$7.92
Balance of unvested shares - March 31, 2023	2,891,151	$4.88
Granted	2,397,010	$2.19
Vested	(279,656)	$4.99
Forfeited	(17,188)	$5.85
Balance of unvested shares - June 30, 2023	4,991,317	$3.58

Total stock-based compensation related to RSUs during the three and six-month periods ended June 30, 2023 was $1,496 and $2,876, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $17,266 and is expected to be recognized over a weighted average period of 2.80 years. The aggregate intrinsic value of RSUs granted and vested during the six months ended June 30, 2023 and 2022, was $4,596 and $1,371, respectively. The aggregate intrinsic value of RSUs outstanding at June 30, 2023 was $9,134.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of June 30, 2023, there were no shares of preferred stock issued and outstanding.

Warrants

In D8’s initial public offering on July 17, 2020, it sold units at a price of $10.00 per unit, which consisted of one D8 Class A ordinary share, $0.0001 par value, and one-half of a redeemable Public Warrant. On July 17, 2020, simultaneously with the closing of its initial public offering, D8 consummated the private placement of 8,000,000 Private Placement Warrants, each exercisable to purchase one D8 Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant. On July 24, 2020, simultaneously with the sale of D8’s over-allotment units, D8 consummated a private sale of an additional 900,000 Private Placement Warrants. In connection with the Business Combination, 1,500,000 additional Private Placement Warrants were issued upon conversion of D8 working capital loans. In connection with the Business Combination, each issued and outstanding D8 Class A ordinary share automatically converted into one share of Class A common stock. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

As of June 30, 2023, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

2021 Plan — In connection with the Closing, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 6,590,000 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 11,794,074 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 6,590,000 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 1, 2023, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 6,970,817 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

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

The 2021 Plan authorizes the Company to issue up to 31,944,891 shares of common stock (either Class A or Class B) pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

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

During the six months ended June 30, 2023 and June 30, 2022, the Company granted options to purchase 656,930 and 1,187,691 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $1,124 and $3,591 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.42% - 4.17%	1.95% - 2.86%
Expected term (in years)	6.07 - 6.08	5.67 - 6.07
Dividend yield	—%	—%
Expected volatility	76.18% - 76.72%	69.33% - 70.02%

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

As of June 30, 2023, there was $17,934 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of June 30, 2023 are expected to be recognized over a weighted-average period of 2.56 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$805	$526	$1,666	$999
Sales and marketing	302	268	595	562
General and administrative	2,217	1,986	4,317	3,496
Total	$3,324	$2,780	$6,578	$5,057

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 9,059,154 shares available for future equity grants under the 2021 Plan at June 30, 2023.

The option activity of the 2021 Plan for the six months ended June 30, 2023, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2023	14,192,417	$3.90	8.26
Granted	656,930	2.48
Exercised	(833,805)	0.30
Forfeited, expired, or cancelled	(1,740,793)	5.13
Options vested and expected to vest at June 30, 2023	12,274,749	$3.89	7.93

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and June 30, 2022 was $1.71 and $3.02, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and June 30, 2022 was $1,699 and $8,569, respectively. The aggregate intrinsic value of options outstanding at June 30, 2023 was $4,306.

Common Stock Reserved for Future Issuance

As of June 30, 2023 and December 31, 2022, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Common stock options outstanding	12,275	14,192
Restricted stock units outstanding	4,991	3,085
Shares available for issuance under the 2021 Plan	9,059	3,465
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	53,974	48,391

13.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $213 and $571 for the three and six-month periods ended June 30, 2023, respectively. For the three and six-month periods ended June 30, 2022, the company-funded matching contributions were $192 and $399, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss)	$(15,334)	$(1,453)	$(42,256)	$41,074

Denominator for basic net income/(loss) per share:
Weighted average shares	126,992,152	121,341,460	126,563,552	120,813,572

Denominator for diluted net income/(loss) per share:
Weighted average shares	126,992,152	121,341,460	126,563,552	127,847,825

Net income/(loss) per share of Class A and Class B common stock – basic	$(0.12)	$(0.01)	$(0.33)	$0.34
Net income/(loss) per share of Class A and Class B common stock – diluted	$(0.12)	$(0.01)	$(0.33)	$0.32

For the six months ended June 30, 2023, 41,433,712 potential shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2023, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and six-month periods ended June 30, 2023 and 2022, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. Financial information is stated in thousands, except per share data.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable, single-port surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology and proprietary human-like surgical robots, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery, and transform the standard of care in surgical robotics.

We estimate there are over 45 million soft tissue surgical procedures addressable annually worldwide by our technology which represents a $150 billion market opportunity. Of these procedures, it is estimated that more than 50% are performed using open surgery, and less than 5% are performed by current robot-assisted minimally invasive surgery.

We believe this slow adoption of robot-assisted surgery has occurred because of several factors, including the following:

●	Significant Capital Investment. Legacy robotic systems require high upfront acquisition costs and burdensome annual service contracts that are often prohibitively expensive, especially in outpatient settings. Based on discussion with industry sources, we estimate these capital costs to be up to $2.0 million or more per system upfront, plus an additional 10% to 20% annually for maintenance and service contracts.

●	Low Utilization. In addition to the significant acquisition costs, existing robotic systems create inefficiencies and increase costs to medical facilities considering adoption. Due to their large size and limited portability, existing robotic systems require the construction of a dedicated operating room, occupying valuable real estate within the hospital. Once in place, these robotic systems require extensive set-up and operating room turnover times, which limits the number of procedures that can be performed with the robotic system.

●	Limited Capabilities. Existing robotic systems have limited capabilities and are ill-suited for many outpatient procedures. Due to their limited degrees of freedom inside the abdomen, they depend on significant, complicated, robotic motion outside the body, and they have limited ability to operate in multiple quadrants, difficulty operating on the “ceiling” of the abdomen, create collisions inside and outside of the patient’s abdomen, and restrict overall access of the operating team to the patient.

●	Difficult to Use. Existing robotic systems require the surgeon to develop an extensive procedure plan in advance to determine appropriate incision sites and angles for each procedure, in order to avoid collisions inside and outside of the patient’s abdomen. Surgeons must develop this plan with fewer degrees of freedom than they would employ using open surgery, restricting their natural movements. Becoming proficient at manipulating these legacy robotic systems to perform the procedures they otherwise were trained to perform via open surgery requires extensive training and several dozen procedures on live patients. As these systems are maintained in dedicated, expensive, operating rooms, obtaining access to train on the system becomes a significant impediment to adoption, resulting in more open surgeries.

The single-port Vicarious Surgical System with advanced, miniaturized robotics and capabilities for exceptional sensing and visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity, sensing and visualization inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. Our goal is to leverage this architecture to eventually enable automated patient protection, which is a set of features designed to enhance patient safety, including real-time multimodal fluorescent imaging and full 3D anatomical depth mapping. We would be able to introduce these features if and when the Vicarious Surgical System, and, separately, these additional features, are approved by the Food and Drug Administration (“FDA”).

The Vicarious Surgical System has not yet been authorized by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication in early 2025. There are currently an estimated 3.9 million worldwide ventral hernia cases per year. Based on our pre-submission meetings with the FDA, we now expect to initiate a clinical trial in mid-2024 with an estimated 30 to 60 patients. The primary performance endpoint of our clinical trial will be the ability of the surgeon to complete the intended ventral hernia repair and our primary safety endpoint will be adverse event rate as compared to existing laparoscopic data.

Financial Highlights

We are pre-revenue generating as of June 30, 2023.

We incurred a net loss of $42,256 for the six months ended June 30, 2023 and generated net income of $41,074 for the six months ended June 30, 2022, representing a period-over-period loss of 203%. The net income for the six months ended June 30, 2022 is inclusive of a gain of $78,329 related to the change in valuation of our warrant obligations while the net loss for the six months ended June 30, 2023 is inclusive of a loss of $998 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $43,773 and $37,306 for the six months ended June 30, 2023 and 2022, respectively, representing a period-over-period loss of 17%, which was primarily due to a 20% increase in our average headcount and increased spending as we continue to develop our surgical robot. Our increase in average headcount was primarily due to an increase in research and development (“R&D”) personnel for which our average headcount increased by 21% from an average of 131 people in the six months ended June 30, 2022 to an average of 158 people for the six months ended June 30, 2023.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future, including by making capital more difficult and costly to obtain on reasonable terms and when needed. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. We continue to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although we have no operations in or direct exposure to Russia, Belarus and Ukraine, we have experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy, which contributed to global supply chain disruptions. To date, our business has not been materially impacted by the conflict; however, as the conflict continues or worsens, it may adversely impact our business, financial condition or results of operations.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless and until we receive FDA authorization of our product candidate. The amount of revenue, if any, from initial sales of a new product is difficult to predict and, even if we successfully commercialize our product candidate upon approval and begin generating revenue, such revenues will initially only modestly reduce our continued net losses resulting from our research and development and marketing activities which we expect to continue to increase even after market authorization is received.

Research and Development Expenses

R&D expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to executive, finance and accounting, information technology and human resource functions. Other G&A expenses include travel expenses, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect G&A expenses to continue to increase in absolute dollars as we expand our infrastructure to both drive and support the anticipated growth due to additional legal, accounting, insurance and other expenses associated with being a public company.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions and physician education programs. Other S&M expenses include training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees and allocated facilities-related expenses. We expect S&M expenses to continue to increase in absolute dollars as we increase potential customers’ awareness of our presence and prepare our sales and marketing function for our product launch at a future, yet undetermined date.

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

Results of Operations

The following table sets forth our historical operating results for three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$12,714	$10,055	$2,659	26%
Sales and marketing	1,666	1,311	355	27%
General and administrative	7,078	7,760	(682)	(9)%
Total operating expenses	21,458	19,126	2,332	12%
Loss from operations	(21,458)	(19,126)	(2,332)	12%
Other income (expense):
Change in fair value of warrant liabilities	5,081	17,601	(12,520)	(71)%
Interest and other income	1,044	101	943	N/M
Interest expense	(1)	(29)	28	(97)%
Income (loss) before income taxes	(15,334)	(1,453)	(13,881)	N/M
Provision for income taxes	—	—	—	N/M
Net income (loss)	$(15,334)	$(1,453)	$(13,881)	N/M
Net income (loss) per common share, basic	$(0.12)	$(0.01)	$(0.11)	N/M
Net income (loss) per common share, diluted	$(0.12)	$(0.01)	$(0.11)	N/M

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	(195)	—	(195)	N/M
Other comprehensive income/(loss)	(195)	—	(195)	N/M
Comprehensive net income/(loss)	$(15,529)	$(1,453)	$(14,076)	N/M

Comparison of the Three Months ended June 30, 2023 and 2022

Research and Development Expenses. R&D expenses increased $2,659, or 26%, to $12,714 during the three months ended June 30, 2023, compared to $10,055 during the three months ended June 30, 2022. This increase was primarily due to increases of $1,168 of personnel-related expenses, $761 in materials and supplies, $293 in lease and facility expenses, and $221 in professional services. The increase in personnel-related expense was due primarily to an increase in average headcount of 11%, from an average of 143 people in the three months ended June 30, 2022 to an average of 159 people in the three months ended June 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. S&M expenses increased $355, or 27%, to $1,666 during the three months ended June 30, 2023, compared to $1,311 during the three months ended June 30, 2022. This increase was primarily due to an increase of $341 in professional services.

General and Administrative Expenses. G&A expenses decreased $682, or 9%, to $7,078 during the three months ended June 30, 2023, compared to $7,760 during the three months ended June 30, 2022. This decrease was primarily due to a $666 decrease in insurance expense.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended June 30, 2023 was a $5,081 gain. The change in fair value of warrant liabilities during the three months ended June 30, 2022 was a $17,601 gain. These changes in fair value of the warrant liabilities resulted from the remeasurement of the public and private placement warrant liabilities at June 30, 2023 and 2022, respectively.

Interest and Other Income. Interest and other income increased by $943 to $1,044 during the three months ended June 30, 2023, compared to $101 during the three months ended June 30, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $28 to $1 during the three months ended June 30, 2023, compared to $29 during the three months ended June 30, 2022. The decrease was primarily due to the term loan being paid off in full during the fourth quarter of 2022.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a full valuation allowance against our U.S. and state deferred tax assets.

The following table sets forth our historical operating results for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$26,070	$19,903	$6,167	31%
Sales and marketing	3,626	2,713	913	34%
General and administrative	14,077	14,690	(613)	(4)%
Total operating expenses	43,773	37,306	6,467	17%
Loss from operations	(43,773)	(37,306)	(6,467)	17%
Other income (expense):
Change in fair value of warrant liabilities	(998)	78,329	(79,327)	(101)%
Interest and other income	2,517	109	2,408	N/M
Interest expense	(2)	(58)	56	(97)%
Income (loss) before income taxes	(42,256)	41,074	(83,330)	(203)%
Provision for income taxes	—	—	—	N/M
Net income (loss)	$(42,256)	$41,074	$(83,330)	(203)%
Net income (loss) per common share, basic	$(0.33)	$0.34	$(0.67)	(197)%
Net income (loss) per common share, diluted	$(0.33)	$0.32	$(0.65)	(203)%

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	(130)	—	(130)	N/M
Other comprehensive income/(loss)	(130)	—	(130)	N/M
Comprehensive net income/(loss)	$(42,386)	$41,074	$(83,460)	(203)%

Comparison of the Six Months ended June 30, 2023 and 2022

Research and Development Expenses. R&D expenses increased $6,167, or 31%, to $26,070 during the six months ended June 30, 2023, compared to $19,903 during the six months ended June 30, 2022. This increase was primarily due to increases of $4,058 in personnel-related expenses, $1,308 in materials and supplies, $457 in depreciation expense, and $315 in lease and facility expenses. The increase in personnel-related expense was due primarily to an increase in average headcount of 21%, from an average of 131 people in the six months ended June 30, 2022 to an average of 158 people in the six months ended June 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. S&M expenses increased $913, or 34%, to $3,626 during the six months ended June 30, 2023, compared to $2,713 during the six months ended June 30, 2022. This increase was primarily due to increases of $494 in personnel-related expenses and $386 in professional services. The increase in personnel-related expense was due to an average headcount increase of 50%, from an average of 12 people in the six months ended June 30, 2022 to an average of 18 people for the six months ended June 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. G&A expenses decreased $613, or 4%, to $14,077 during the six months ended June 30, 2023, compared to $14,690 during the six months ended June 30, 2022. This decrease was primarily due to a $1,297 decrease in insurance expense, a $156 decrease in professional fees and partially offset by increases of $383 in personnel-related expenses, a $206 increase in facility expenses, and a $210 increase in other operating costs. The increase in personnel-related expense was attributable to increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the six months ended June 30, 2023 was a $998 loss. The change in fair value of warrant liabilities during the six months ended June 30, 2022 was a $78,329 gain. These changes in fair value of the warrant liabilities resulted from the remeasurement of the public and private placement warrant liabilities at June 30, 2023 and 2022, respectively.

Interest and Other Income. Interest and other income increased by $2,408 to $2,517 during the six months ended June 30, 2023, compared to $109 during the six months ended June 30, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $56 to $2 during the six months ended June 30, 2023, compared to $58 during the six months ended June 30, 2022. The decrease was primarily due to the term loan being paid off in full during the fourth quarter of 2022.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a full valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the six months ended June 30, 2022 and the year ended December 31, 2022 was $28,966 and $61,211, respectively. As of June 30, 2023, we held cash and cash equivalents of $32,807, short-term investments of $49,976 and had an accumulated deficit of $103,897.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $82,783 as of June 30, 2023 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described herein, under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and in other filings that we make with the Securities and Exchange Commission from time to time.

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials, obtain market authorization for the Vicarious Surgical System, and commercialize it, if approved. Until such time, if ever, as we can generate sufficient revenues to support our expenses, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders. Preferred equity securities or convertible debt could provide for rights, preferences or privileges senior to those of our common stock, including liquidation or other preferences that could adversely affect the rights of our existing stockholders. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or product candidates or grant licenses on terms that are not favorable to us, or that we would otherwise seek to develop or commercialize ourselves. Additional capital may not be available on reasonable terms, or at all, particularly given the current macroeconomic environment, including the conflict between Russia and Ukraine, diminished liquidity and credit availability, declines in consumer confidence and economic growth, rising interest rates, inflation, uncertainty about economic stability and potential for economic recession. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development, market authorization or commercialization of the Vicarious Surgical System or future product candidates, or seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not issue any common stock under this shelf registration statement during the six months ended June 30, 2023.

Cash

Our cash and cash equivalents and short-term investments balance as of June 30, 2023 was $32,807 and $49,976, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the six months ended June 30, 2023 and June 30, 2022

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(33,652)	$(28,966)
Net cash used in investing activities	$(50,184)	$(3,578)
Net cash provided by financing activities	$435	$233

Cash flows used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $33,652, attributable to a net loss of $42,256 offset by a $183 net change in our net operating assets and liabilities and non-cash items of $8,421. Non-cash items consisted of $6,578 in stock-based compensation, a gain of $998 due to the change in fair value of our warrant liabilities, $882 of depreciation and amortization, $397 for non-cash lease expense and partially offset by a loss of $434 due to the change in accrued interest and net accretion of discounts on marketable securities. The $183 change in our net operating assets and liabilities was due to a $1,698 increase in prepaid and other current assets and was partially offset by a $872 decrease in accrued expenses, a $374 decrease in lease liabilities, a $181 decrease in accounts payable, and a $88 decrease in other noncurrent assets.

Net cash used in operating activities during the six months ended June 30, 2022 was $28,966, attributable to net income of $41,074 plus a net change in our net operating assets and liabilities of $2,409 and offset by non-cash items of $72,449. Non-cash items consisted of a gain of $78,329 due to the change in fair value of our warrant liabilities, partially offset by $5,057 in stock-based compensation, $388 of depreciation and amortization and $435 for non-cash lease expense. The $2,409 change in our net operating assets and liabilities was primarily due to a $2,548 increase in prepaid and other assets and a $167 increase in accrued expenses, and was partially offset by a $333 decrease in accounts payable.

Cash flows used in Investing Activities

Net cash used by investing activities for the six months ended June 30, 2023 was $50,184 consisting of $62,205 used for purchases of available-for-sale investments and $514 for fixed asset purchases, and partially offset by proceeds of $6,295 from sales of available-for-sale investments and $6,240 from maturities of marketable securities.

Net cash used by investing activities for the six months ended June 30, 2022 was $3,578 for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $435 consisting of $251 received for stock option exercises, $200 in proceeds from a stockholder of the Company pursuant to the application of the Section 16 short swing profit rules and partially offset by $16 of equipment loan repayments.

Net cash provided by financing activities for the six months ended June 30, 2022 was $233 consisting of $557 received for stock option exercises and partially offset by $300 of term loan repayments and $24 of equipment loan repayments.

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

Item 4. Controls and Procedures.

Background and Remediation of Material Weaknesses

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, improper controls related to information technology, ineffective risk assessment process and documentation and monitoring of control processes, accounting policies and procedures.

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

These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal control over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor disclosure should be read in conjunction with our risk factors as described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of the factors that are described below and elsewhere in this this Quarterly Report on Form 10-Q.

We will not be able to obtain market authorization for or sell the Vicarious Surgical System unless and until its design is verified and validated in accordance with current good manufacturing practices.

We are in the process, but have not yet successfully completed, all the steps necessary to verify and validate the design of the Vicarious Surgical System that are required to be performed prior to market authorization and commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell the Vicarious Surgical System, and we will not be able to meet our plans for the commercialization of the Vicarious Surgical System.

The clinical study process required to obtain market authorization is lengthy and expensive with uncertain outcomes. If we have difficulties with commencing or conducting clinical studies of the Vicarious Surgical System or they do not produce results necessary to support market authorization in the United States or elsewhere, we will be unable to gain market authorization for, expand the indications for or commercialize the Vicarious Surgical System and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of the Vicarious Surgical System.

The FDA may disagree with our interpretation of the data from our preclinical studies and clinical studies, or may find the clinical study design, conduct or results inadequate to prove safety or effectiveness, and may require us to pursue additional preclinical studies or clinical studies, which could further delay or prevent market authorization of the Vicarious Surgical System. The data we collect from our preclinical studies and clinical studies may not be sufficient to support FDA market authorization, and if we are unable to demonstrate the safety and effectiveness of the Vicarious Surgical System in our clinical studies, we will be unable to obtain market authorization to market the Vicarious Surgical System. In addition, FDA recommended us to make a de novo submission for the Vicarious Surgical System even though the Agency has approved certain other surgical robots based on a 510(k) pathway in the past, and there can be no assurance that we would not be required to pursue more onerous regulatory pathways than initially expected for additional product candidates, features, or indications in the future.

Clinical studies will be necessary to support our de novo application and may be necessary to support additional market authorizations for modified versions of, or additional indications for or features of, the Vicarious Surgical System. This could require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. We will likely need to conduct additional clinical studies in the future to support market authorization of the use of the Vicarious Surgical System in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive, and, testing carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events that could adversely affect the costs, timing or successful completion of our clinical studies, including:

●	difficulties with identifying and preparing a sufficient number of clinical trial sites that provide appropriate hospital settings and staffing for Vicarious Surgical System procedures in a timely manner, which may be especially challenging outside the United States;

●	the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical studies at a higher rate than we anticipate; and

●	we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an Institutional Review Board (“IRB”) and/or regulatory authorities for re-examination.

Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available surgical options, including any new surgical options that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical studies if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of a product, or they may be persuaded to participate in contemporaneous clinical studies of a competitor’s product. In addition, patients participating in our clinical studies may drop out before completion of the trial or experience adverse medical events unrelated to the Vicarious Surgical System. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial, or result in the failure of the clinical trial.

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with supplies of our product produced under applicable cGMP requirements and other regulations. Furthermore, we rely on clinical study sites to ensure the proper and timely conduct of our clinical studies and we have limited influence over their performance. We depend on our collaborators and on medical institutions and employees to conduct our clinical studies in compliance with good clinical practice (“GCP”), requirements. If our collaborators fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may result in additional delays and expenses due to increased shipment costs, additional regulatory requirements and the engagement of non-U.S. resources, and may expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

In addition, in connection with clinical trials of the Vicarious Surgical System, we or our medical institution, clinical investigator or contract research organizations (“CROs”) partners will be required to identify, retain and provide extensive training to surgeons, nurses and other staff conducting procedures using the Vicarious Surgical System. If we are unable to provide adequate training, which may be especially difficult outside the United States, this may result in serious adverse events or poor patient outcomes, which could delay our clinical trials or cause them to fail to meet primary endpoints.

We intend to conduct some of our clinical trials for the Vicarious Surgical System outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We intend to conduct one or more of our clinical trials for the Vicarious Surgical System product candidate outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for market authorization in the United States, the FDA will generally not grant market authorization on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving market authorization for commercialization in the applicable jurisdiction. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted, which may increase costs or time required to complete the clinical trial.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;

●	foreign exchange fluctuations;

●	compliance with foreign manufacturing, customs, shipment and storage requirements;

●	inconsistent standards for reporting and evaluating clinical data and adverse events;

●	COVID-19 or any other pandemic or any future public health concerns;

●	diminished protection of intellectual property in some countries; and

●	political instability, civil unrest, war or similar events that may jeopardize our ability to commence, conduct or complete a clinical trial and evaluate resulting data.

We rely on, and intend to continue to rely on third-parties to conduct, supervise and monitor our clinical trials and preclinical studies. If these third-parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain market authorization for or commercialize the Vicarious Surgical System and any future product candidates may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We are dependent on third-parties to conduct our clinical trials and preclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, contract research organizations (“CROs”) and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third-parties may play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third-parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third-parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with Good Laboratory Practice (“GLP”) and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the Vicarious Surgical System and any future product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

There is no guarantee that any of our CROs, investigators or other third-parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third-parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third-parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position. In addition, principal investigators for our clinical trials are expected to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any premarket submission we submit. Any such delay or rejection could prevent us from receiving market authorization for, or commercializing the Vicarious Surgical System and any future product candidates.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third-parties on commercially reasonable terms, in a timely manner or at all. Switching or adding additional CROs, investigators and other third-parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators and other third-parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Our information technology systems, or those used by our third-party service providers, partners, contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our information technology systems as well as those of our third-party partners, consultants, contractors, suppliers, and service providers, may be vulnerable to attack, damage and interruption from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, malicious code, phishing attacks and other social engineering schemes, denial or degradation of service attacks, attacks by sophisticated nation-state and nation-state-supported actors, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including health-related and other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage.

Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our partners or service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party partners, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of health-related or other personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems and networks could also have a material adverse effect on our business.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition and results of operations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell the Vicarious Surgical System and subject us to possible litigation.

A portion of the products or technologies licensed, developed and/or distributed by us incorporate so-called “open source” software and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Some open source licenses contain requirements that we disclose source code for modifications we make to the open source software and that we license such modifications to third parties at no cost. In some circumstances, distribution of our software in connection with open source software could require that we disclose and license some or all of our proprietary code in that software, as well as distribute our software that uses particular open source software at no cost to the user. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code; however, there can be no assurance that such efforts will be successful. Open source license terms are often ambiguous and such use could inadvertently occur. There is little legal precedent governing the interpretation of many of the terms of these licenses, and the potential impact of these terms on our business may result in unanticipated obligations regarding the Vicarious Surgical System and our technologies. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their product. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of the Vicarious Surgical System. In addition, if we combine our proprietary software with open source software in certain ways, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1*	Certificate of Incorporation of Vicarious Surgical Inc., as amended.

10.1+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	Form 8-K (Exhibit 10.1)	6/7/2023	001-39384

10.2+	Amended and Restated Non-Employee Director Compensation Policy.	Form 10-Q (Exhibit 10.2)	6/7/2023	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

VICARIOUS SURGICAL INC.

July 28, 2023	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

July 28, 2023	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)