Form 10-Q
period 2023-09-30
Vicarious Surgical Inc.
filed 2023-11-13
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 18, 2023, the registrant had 155,269,690 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and our subsidiaries. Vicarious Surgical Inc. was incorporated in the Cayman Islands on May 6, 2020. The Company’s legal name because Vicarious Surgical Inc. following a business combination between the Company and Vicarious Surgical Inc. on September 17, 2021 (the “Business Combination”).

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$59,113	$116,208
Short-term investments	51,076	$—
Prepaid expenses and other current assets	3,222	4,196
Total current assets	113,411	120,404
Restricted cash	936	936
Property and equipment, net	5,889	6,586
Right-of-use assets	11,669	12,273
Other long-term assets	146	92
Total assets	$132,051	$140,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,529	$1,731
Accrued expenses	5,267	5,808
Lease liabilities, current portion	1,007	838
Current portion of equipment loans	—	16
Total current liabilities	7,803	8,393
Lease liabilities, net of current portion	14,060	14,832
Warrant liabilities	2,316	6,021
Total liabilities	24,179	29,246

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 155,227,730 and 106,251,429 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	15	11
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at September 30, 2023 and December 31, 2022; 19,619,760 and 19,627,576 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	227,545	172,673
Accumulated other comprehensive loss	(89)	—
Accumulated deficit	(119,601)	(61,641)
Total stockholders’ equity	107,872	111,045
Total liabilities and stockholders’ equity	$132,051	$140,291

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,040	$12,120	$39,110	$32,023
Sales and marketing	1,401	1,912	5,027	4,625
General and administrative	6,911	8,130	20,988	22,820
Total operating expenses	21,352	22,162	65,125	59,468
Loss from operations	(21,352)	(22,162)	(65,125)	(59,468)
Other income (expense):
Change in fair value of warrant liabilities	4,703	(3,038)	3,705	75,291
Interest and other income	946	494	3,463	603
Interest expense	(1)	(31)	(3)	(89)
Income/(loss) before income taxes	(15,704)	(24,737)	(57,960)	16,337
Provision for income taxes	—	—	—	—
Net income/(loss)	$(15,704)	$(24,737)	$(57,960)	$16,337
Net income/(loss) per share of Class A and Class B common stock, basic	$(0.10)	$(0.20)	$(0.43)	$0.14
Net income/(loss) per share of Class A and Class B common stock, diluted	$(0.10)	$(0.20)	$(0.43)	$0.12

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	41	—	(89)	—
Other comprehensive income/(loss)	41	—	(89)	—
Comprehensive net income/(loss)	$(15,663)	$(24,737)	$(58,049)	$16,337

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2023	127,267,417	$13	$179,703	$(103,897)	$(130)	$75,689
Exercise of common stock options	52,024	—	11	—	—	11
Vesting of restricted stock	482,825	—	—	—	—	—
Stock-based compensation	—	—	3,613	—	—	3,613
Issuance of class A common stock, net of issuance costs of $2,823	47,045,224	4	44,218	—	—	44,222
Net loss	—	—	—	(15,704)	—	(15,704)
Other comprehensive income/(loss)	—	—	—	—	41	41
Balance, September 30, 2023	174,847,490	$17	$227,545	$(119,601)	$(89)	$107,872

	Nine Months Ended September 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	125,879,005	$13	$172,673	$(61,641)	$—	$111,045
Exercise of common stock options	885,829	—	262	—	—	262
Vesting of restricted stock	1,037,432	—	—	—	—	—
Stock-based compensation	—	—	10,192	—	—	10,192
Proceeds from short swing rule	—	—	200	—	—	200
Issuance of class A common stock, net of issuance costs of $2,823	47,045,224	4	44,218	—	—	44,222
Net loss	—	—	—	(57,960)	—	(57,960)
Other comprehensive income/(loss)	—	—	—	—	(89)	(89)
Balance, September 30, 2023	174,847,490	$17	$227,545	$(119,601)	$(89)	$107,872

	Three Months Ended September 30, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2022	121,631,735	$12	$155,491	$(25,724)	$—	$129,779
Exercise of common stock options	408,778	—	261	—	—	261
Vesting of restricted stock	304,335	—	—	—	—	—
Stock-based compensation	—	—	3,649	—	—	3,649
Net loss	—	—	—	(24,737)	—	(24,737)
Balance, September 30, 2022	122,344,848	$12	$159,401	$(50,461)	$—	$108,952

	Nine Months Ended September 30, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	119,769,067	$12	$149,877	$(66,798)	$—	$83,091
Exercise of common stock options	2,110,961	—	818	—	—	818
Exercise of public warrants	20	—	—	—	—	—
Vesting of restricted stock	464,800	—	—	—	—	—
Stock-based compensation	—	—	8,706	—	—	8,706
Net income	—	—	—	16,337	—	16,337
Balance, September 30, 2022	122,344,848	$12	$159,401	$(50,461)	$—	$108,952

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net income/(loss)	$(57,960)	$16,337
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	1,329	709
Stock-based compensation	10,192	8,706
Amortization of capitalized debt issuance costs	—	25
Non-cash lease expense	604	636
Change in fair value of warrant liabilities	(3,705)	(75,291)
Change in accrued interest and net accretion of discounts on short-term investments	(969)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	974	332
Accounts payable	(201)	3,393
Accrued expenses	(542)	1,268
Lease liabilities	(603)	1,083
Other noncurrent assets	(54)	—
Net cash used in operating activities	(50,935)	(42,802)
Cash flows from investing activities:
Purchases of property and equipment	(632)	(4,360)
Purchases of available-for-sale investments	(62,731)	—
Proceeds from sales and maturities of available-for-sale investments	12,535	—
Net cash used in investing activities	(50,828)	(4,360)
Cash flows from financing activities:
Repayment of equipment loans	(16)	(35)
Repayment of term loan	—	(450)
Proceeds from short swing rule	200	—
Gross proceeds from issuance of common stock	47,045	—
Issuance costs related to issuance of common stock	(2,823)	—
Proceeds from exercise of stock options	262	818
Net cash provided by financing activities	44,668	333
Change in cash, cash equivalents and restricted cash	(57,095)	(46,829)
Cash, cash equivalents and restricted cash, beginning of period	117,144	174,562
Cash, cash equivalents and restricted cash, end of period	$60,049	$127,733

Reconciliation of restricted cash:
Cash and cash equivalents	59,113	126,797
Restricted cash	936	936
	$60,049	$127,733
Supplemental cash flow information:
Interest paid	$1	$36

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$—	$40
Leasehold improvements acquired in connection with Waltham lease	$—	$1,200

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Vicarious Surgical Inc. (including its subsidiaries, “Vicarious” or the “Company”) (formerly D8 Holdings Corp. (“D8”)) was incorporated in the Cayman Islands on May 6, 2020. The Company’s legal name became Vicarious Surgical Inc. following a business combination between the Company and Vicarious Surgical Inc., a Delaware corporation, on September 17, 2021 (the “Business Combination”). The Company is headquartered in Waltham, Massachusetts.

The Company is currently developing its differentiated surgical robotic system using proprietary de-coupled actuators to transport surgeons inside the patient to perform minimally invasive surgical procedures.

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $110,189 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2023, our results of operations, and stockholders’ deficit for the three and nine-month periods ended September 30, 2023 and 2022, and our cash flows for the nine-month periods ended September 30, 2023 and 2022. The operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods presented. Estimates are used for, but are not limited to, the Company’s ability to continue as a going concern, fair value of financial instruments, and contingencies. Actual results may differ from those estimates.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at September 30, 2023 and December 31, 2022 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There was an unrealized gain of $41 and an unrealized loss of $89 for the three and nine-month periods ended September 30, 2023, respectively. There were no unrealized gains or losses for the three and nine-month periods ended September 30, 2022.

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

As part of the Business Combination, the Company assumed 17,249,991 Public Warrants and 10,400,000 Private Placement Warrants, each exercisable to purchase shares of Class A common stock. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes option pricing model.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through September 30, 2023, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), warrants and other forms of equity issued as compensation for services, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

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

The fair value of RSUs and PSUs are based on the closing stock price on the grant date.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purpose of this calculation, outstanding stock options, restricted stock units, performance-based RSUs and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2023 was as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	51,165	—	(89)	51,076
Total assets	$51,165	$—	$(89)	$51,076

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2023 was $50,742. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2023. As of September 30, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2023.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2023	2022
Machinery and equipment	3 to 5 years	$2,124	$1,906
Furniture and fixed assets	3 to 7 years	1,173	1,059
Computer hardware and software	3 years	1,327	1,155
Leasehold improvements	Lesser of lease term or asset life	4,289	4,161
Total property and equipment		8,913	8,281
Less accumulated depreciation		(3,024)	(1,695)
Property and equipment, net		$5,889	$6,586

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

Depreciation expense for the three and nine-month periods ended September 30, 2023 was $447 and $1,329, respectively. Depreciation expense for the three and nine-month periods ended September 30, 2022 was $338 and $709, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$24,725	$—	$—	$24,725
U.S. treasury securities	—	51,076		51,076
Total assets	$24,725	$51,076	$—	$75,801

Liabilities:
Warrant liabilities - public warrants	$1,380	$—	$—	$1,380
Warrant liabilities - private warrants	—	—	936	936
Total liabilities	$1,380	$—	$936	$2,316

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$114,409	$—	$—	$114,409
Total assets	$114,409	$—	$—	$114,409

Liabilities:
Warrant liabilities - public warrants	$2,589	$—	$—	$2,589
Warrant liabilities - private warrants	—	—	3,432	3,432
Total liabilities	$2,589	$—	$3,432	$6,021

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

The fair value of the Public Warrants was determined from their trading value on public markets. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the three months ended September 30, 2023, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $4,703 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2023, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $3,705 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of September 30, 2023	As of December 31, 2022
Volatility	107.5%	72.0%
Stock price	$0.59	$2.02
Expected life of options	3.0 years	3.7 years
Risk-free rate	4.8%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2022:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2022	17,248,601	$2,589	10,400,000	$3,432	27,648,601	$6,021
Change in value	—	$4,311	—	$1,768	—	$6,079
March 31, 2023	17,248,601	$6,900	10,400,000	$5,200	27,648,601	$12,100
Change in value	—	$(3,105)	—	$(1,976)	—	$(5,081)
June 30, 2023	17,248,601	$3,795	10,400,000	$3,224	27,648,601	$7,019
Change in value	—	$(2,415)	—	$(2,288)	—	$(4,703)
September 30, 2023	17,248,601	$1,380	10,400,000	$936	27,648,601	$2,316

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	September 30, 2023	December 31, 2022
Compensation and benefits related	$4,506	$5,240
Professional services and other	761	568
Accrued expenses	$5,267	$5,808

7.	COMMITMENTS AND CONTINGENCIES

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

8.	LEASES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Rent expense for the three and nine-month periods ended September 30, 2023 was $534 and $1,603, respectively. Rent expense for the three and nine-month periods ended September 30, 2022 was $545 and $1,675, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the nine months ended September 30, 2023 and September 30, 2022, respectively were as follows:

	September 30,
Lease costs	2023	2022
Operating lease costs	$1,603	$1,675
Total lease costs	$1,603	$1,675

Supplemental disclosure of cash flow information related to leases for the nine months ended September 30, 2023 and June 30, 2022, respectively were as follows:

	September 30,
	2023	2022

Cash paid	$1,604	$1,156
Cash received	$—	$(1,200)
Total cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,604	$(44)

The weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2023	2022

Weighted-average remaining lease term (in years)	9	10
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2023:

Years Ended December 31,
2023, excluding the nine months ended September 30, 2023	$558
2024	2,286
2025	2,358
2026	2,430
2027	2,502
Thereafter	11,431
Total future minimum lease payments	$21,565
Less imputed interest	(6,498)
Carrying value of lease liabilities	$15,067

9.	INCOME TAXES

For the three and nine-month periods ended September 30, 2023 and for the year ended December 31, 2022, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Authorized Shares

At September 30, 2023, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value, 22,000,000 shares of Class B common stock, $0.0001 par value, and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of September 30, 2023, there were no shares of preferred stock issued and outstanding.

Warrants

The Company’s outstanding warrants include Public Warrants, which were issued as one-half of a redeemable Public Warrant per unit issued in D8’s initial public offering on July 17, 2020, and Private Placement Warrants sold in a private placement to D8’s sponsor (the “Sponsor”) in connection with the closing of the initial public offering and in connection with the conversion of D8 working capital loans. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

As of September 30, 2023, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

The warrants will expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

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

Stock Based Compensation

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

The Company issues RSUs of Class A common stock to certain employees and members of the board of directors. The RSUs vest over a four-year period. Performance-based RSUs are issued in the form of performance share units (“PSUs”). PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 2,510,422 PSUs were granted and an additional 2,510,422 PSUs could be earned if certain performance measures are overachieved. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2023	3,085,123	$5.01
Granted	5,044,878	$2.10
Vested	(1,037,432)	$4.36
Forfeited	(146,297)	$3.80
Balance of unvested shares - September 30, 2023	6,946,272	$3.02

Total stock-based compensation related to RSUs and PSUs during the three and nine-month periods ended September 30, 2023 was $1,722 and $4,598, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $15,558 and is expected to be recognized over a weighted average period of 2.58 years. The aggregate intrinsic value of RSUs granted and vested during the nine months ended September 30, 2023 was $2,980 and $1,877, respectively. The aggregate intrinsic value of RSUs outstanding at September 30, 2023 was $4,103.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. For options with a service condition, the fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

During the nine months ended September 30, 2023 and September 30, 2022, the Company granted options to purchase 4,217,330 and 4,708,299 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $4,811 and $13,554 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.42% - 4.39%	1.95% - 3.01%
Expected term (in years)	6.02 - 6.08	5.52 - 6.07
Dividend yield	—%	—%
Expected volatility	74.42% - 79.44%	68.87% - 70.26%

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

As of September 30, 2023, there was $18,210 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of September 30, 2023 are expected to be recognized over a weighted-average period of 2.59 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$850	$743	$2,516	$1,742
Sales and marketing	331	383	926	945
General and administrative	2,432	2,523	6,750	6,019
Total	$3,613	$3,649	$10,192	$8,706

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 3,959,540 shares available for future equity grants under the 2021 Plan at September 30, 2023.

The option activity of the 2021 Plan for the nine months ended September 30, 2023, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2023	14,192,417	$3.90	8.26
Granted	4,217,330	1.96
Exercised	(885,829)	0.30
Forfeited, expired, or cancelled	(2,639,359)	4.78
Options vested and expected to vest at September 30, 2023	14,884,559	$3.40	7.02

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and September 30, 2022 was $1.14 and $2.88, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and September 30, 2022 was $1,748 and $9,927, respectively. The aggregate intrinsic value of options outstanding at September 30, 2023 was $685.

Common Stock Reserved for Future Issuance

As of September 30, 2023 and December 31, 2022, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Common stock options outstanding	14,885	14,192
Restricted stock units outstanding	6,946	3,085
Shares available for issuance under the 2021 Plan	3,959	3,465
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	53,439	48,391

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $187 and $758 for the three and nine-month periods ended September 30, 2023, respectively. For the three and nine-month periods ended September 30, 2022, the company-funded matching contributions were $192 and $591, respectively.

12.	NET INCOME/(LOSS) PER SHARE

The Company computes basic income/(loss) per share using net income/(loss) attributable to Vicarious Surgical Inc. common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss)	$(15,704)	$(24,737)	$(57,960)	$16,337

Denominator for basic net income/(loss) per share:
Weighted average shares	155,141,393	121,965,277	136,194,179	121,201,693

Denominator for diluted net income/(loss) per share:
Weighted average shares	155,141,393	121,965,277	136,194,179	131,102,132

Net income/(loss) per share of Class A and Class B common stock – basic	$(0.10)	$(0.20)	$(0.43)	$0.14
Net income/(loss) per share of Class A and Class B common stock – diluted	$(0.10)	$(0.20)	$(0.43)	$0.12

For the three and nine-month periods ended September 30, 2023, 46,596,484 and 46,164,379 potential shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the three months ended September 30, 2022, 35,035,299 potential shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2023, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and nine-month periods ended September 30, 2023 and 2022, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. Financial information is stated in thousands, except per share data.

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

The single-port Vicarious Surgical System with advanced, miniaturized robotics and capabilities for exceptional sensing and visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary de-coupled actuators, to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity, sensing and visualization inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. Our goal is to leverage this architecture to eventually enable automated patient protection, which is a set of features designed to enhance patient safety, including real-time multimodal fluorescent imaging and full 3D anatomical depth mapping. We would be able to introduce these features if and when the Vicarious Surgical System, and, separately, these additional features, are approved by the Food and Drug Administration (“FDA”).

The Vicarious Surgical System has not yet been authorized by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication in early 2026. There are currently an estimated 3.9 million worldwide ventral hernia cases per year. Based on our pre-submission meetings with the FDA, we now expect to initiate a clinical trial in mid-2025 with an estimated 30 to 60 patients. The primary performance endpoint of our clinical trial will be the ability of the surgeon to complete the intended ventral hernia repair and our primary safety endpoint will be adverse event rate as compared to existing laparoscopic data.

Financial Highlights

We are pre-revenue generating as of September 30, 2023.

We incurred a net loss of $57,960 for the nine months ended September 30, 2023 and generated net income of $16,337 for the nine months ended September 30, 2022, representing a period-over-period loss of 455%. The net income for the nine months ended September 30, 2022 is inclusive of a gain of $75,291 related to the change in valuation of our warrant obligations while the net loss for the nine months ended September 30, 2023 is inclusive of a gain of $3,705 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $65,125 and $59,468 for the nine months ended September 30, 2023 and 2022, respectively, representing a period-over-period loss of 10%, which was primarily due to a 12% increase in our average headcount and increased spending as we continue to develop our surgical robot. Our increase in average headcount was primarily due to an increase in research and development (“R&D”) personnel for which our average headcount increased by 16% from an average of 134 people in the nine months ended September 30, 2022 to an average of 155 people for the nine months ended September 30, 2023.

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

Results of Operations

The following table sets forth our historical operating results for three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$13,040	$12,120	$920	8%
Sales and marketing	1,401	1,912	(511)	(27)%
General and administrative	6,911	8,130	(1,219)	(15)%
Total operating expenses	21,352	22,162	(810)	(4)%
Loss from operations	(21,352)	(22,162)	810	(4)%
Other income (expense):
Change in fair value of warrant liabilities	4,703	(3,038)	7,741	255%
Interest and other income	946	494	452	91%
Interest expense	(1)	(31)	30	(97)%
Loss before income taxes	(15,704)	(24,737)	9,033	(37)%
Provision for income taxes	—	—	—	N/M
Net loss	$(15,704)	$(24,737)	$9,033	(37)%
Net loss per common share, basic and diluted	$(0.10)	$(0.20)	$0.10	(50)%

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	41	—	41	N/M
Other comprehensive income/(loss)	41	—	41	N/M
Comprehensive net income/(loss)	$(15,663)	$(24,737)	$9,074	(37)%

Comparison of the Three Months ended September 30, 2023 and 2022

Research and Development Expenses. R&D expenses increased $920, or 8%, to $13,040 during the three months ended September 30, 2023, compared to $12,120 during the three months ended September 30, 2022. This increase was primarily due to increases of $377 of personnel-related expenses, $201 in facility expenses, $171 in materials and supplies and $108 in depreciation expense. The increase in personnel-related expense was due primarily to a $631 severance accrual offset by a decrease in average headcount of 5%, from an average of 153 people in the three months ended September 30, 2022 to an average of 146 people in the three months ended September 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. S&M expenses decreased $511, or 27%, to $1,401 during the three months ended September 30, 2023, compared to $1,912 during the three months ended September 30, 2022. This decrease was primarily due to a decrease of $344 in personnel-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 28%, from an average of 18 people in the three months ended September 30, 2022 to an average of 13 people in the three months ended September 30, 2023, with the remainder of the decrease attributable to decreases in wages and benefits.

General and Administrative Expenses. G&A expenses decreased $1,219, or 15%, to $6,911 during the three months ended September 30, 2023, compared to $8,130 during the three months ended September 30, 2022. This decrease was primarily due to a $634 decrease in insurance expense, a $917 decrease in personnel-related expenses and offset by a $121 increase in facilities expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 32%, from an average of 34 people in the three months ended September 30, 2022 to an average of 23 people in the three months ended September 30, 2023, with the remainder of the decrease attributable to decreases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended September 30, 2023 was a $4,703 gain. The change in fair value of warrant liabilities during the three months ended September 30, 2022 was a $3,038 loss. These changes in fair value of the warrant liabilities resulted from the remeasurement of the public and private placement warrant liabilities at September 30, 2023 and 2022, respectively.

Interest and Other Income. Interest and other income increased by $452 to $946 during the three months ended September 30, 2023, compared to $494 during the three months ended September 30, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $30 to $1 during the three months ended September 30, 2023, compared to $31 during the three months ended September 30, 2022. The decrease was primarily due to the term loan being paid off in full during the fourth quarter of 2022.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to historical cumulative losses and expected future losses, we maintain a full valuation allowance against our U.S. and state deferred tax assets.

The following table sets forth our historical operating results for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$39,110	$32,023	$7,087	22%
Sales and marketing	5,027	4,625	402	9%
General and administrative	20,988	22,820	(1,832)	(8)%
Total operating expenses	65,125	59,468	5,657	10%
Loss from operations	(65,125)	(59,468)	(5,657)	10%
Other income (expense):
Change in fair value of warrant liabilities	3,705	75,291	(71,586)	(95)%
Interest and other income	3,463	603	2,860	474%
Interest expense	(3)	(89)	86	(97)%
Income (loss) before income taxes	(57,960)	16,337	(74,297)	(455)%
Provision for income taxes	—	—	—	N/M
Net income (loss)	$(57,960)	$16,337	$(74,297)	(455)%
Net income (loss) per common share, basic	$(0.43)	$0.14	$(0.57)	(407)%
Net income (loss) per common share, diluted	$(0.43)	$0.12	$(0.55)	(458)%

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	(89)	—	(89)	N/M
Other comprehensive income/(loss)	(89)	—	(89)	N/M
Comprehensive net income/(loss)	$(58,049)	$16,337	$(74,386)	(455)%

Comparison of the Nine Months ended September 30, 2023 and 2022

Research and Development Expenses. R&D expenses increased $7,087, or 22%, to $39,110 during the nine months ended September 30, 2023, compared to $32,023 during the nine months ended September 30, 2022. This increase was primarily due to increases of $4,434 in personnel-related expenses, $1,478 in materials and supplies, $564 in depreciation expense, and $516 in lease and facility expenses. The increase in personnel-related expense was due primarily to an increase in average headcount of 16%, from an average of 134 people in the nine months ended September 30, 2022 to an average of 155 people in the nine months ended September 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

Sales and Marketing Expenses. S&M expenses increased $402, or 9%, to $5,027 during the nine months ended September 30, 2023, compared to $4,625 during the nine months ended September 30, 2022. This increase was primarily due to increases of $65 in personnel-related expenses and $366 in professional services. The increase in personnel-related expense was due to an average headcount increase of 13%, from an average of 15 people in the nine months ended September 30, 2022 to an average of 17 people for the nine months ended September 30, 2023, with the remainder of the increase attributable to increases in wages and benefits.

General and Administrative Expenses. G&A expenses decreased $1,832, or 8%, to $20,988 during the nine months ended September 30, 2023, compared to $22,820 during the nine months ended September 30, 2022. This decrease was primarily due to decreases of $534 in personnel-related expenses and $1,930 in insurance expense, and partially offset by increases of $327 increase in facility expenses and $277 in other operating costs. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 3%, from an average of 29 people in the nine months ended September 30, 2022 to an average of 28 people in the nine months ended September 30, 2023, with the remainder of the decrease attributable to decreases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the nine months ended September 30, 2023 was a $3,705 gain. The change in fair value of warrant liabilities during the nine months ended September 30, 2022 was a $75,291 gain. These changes in fair value of the warrant liabilities resulted from the remeasurement of the public and private placement warrant liabilities at September 30, 2023 and 2022, respectively.

Interest and Other Income. Interest and other income increased by $2,860 to $3,463 during the nine months ended September 30, 2023, compared to $603 during the nine months ended September 30, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $86 to $3 during the nine months ended September 30, 2023, compared to $89 during the nine months ended September 30, 2022. The decrease was primarily due to the term loan being paid off in full during the fourth quarter of 2022.

Income Taxes. Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. Due to historical cumulative losses and expected future losses, we maintain a full valuation allowance against our U.S. and state deferred tax assets.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the nine months ended September 30, 2022 and the year ended December 31, 2022 was $42,802 and $61,211, respectively. As of September 30, 2023, we held cash and cash equivalents of $59,113, short-term investments of $51,076 and had an accumulated deficit of $120,273.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $110,189 as of September 30, 2023 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described herein, under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and in other filings that we make with the Securities and Exchange Commission from time to time.

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials, obtain market authorization for the Vicarious Surgical System, and commercialize it, if approved. Until such time, if ever, as we can generate sufficient revenues to support our expenses, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders. Preferred equity securities or convertible debt could provide for rights, preferences or privileges senior to those of our common stock, including liquidation or other preferences that could adversely affect the rights of our existing stockholders. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or product candidates or grant licenses on terms that are not favorable to us, or that we would otherwise seek to develop or commercialize ourselves. Additional capital may not be available on reasonable terms, or at all, particularly given the current macroeconomic environment, including diminished liquidity and credit availability, declines in consumer confidence and economic growth, rising interest rates, inflation, uncertainty about economic stability and potential for economic recession. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development, market authorization or commercialization of the Vicarious Surgical System or future product candidates, or seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million.

On August 2, 2023, we entered into an underwriting agreement related to the public offering of 45,000,000 shares of our Class A common stock, at a public offering price of $1.00 per share less the underwriting discounts and commission, pursuant to the Form S-3. We received approximately $45 million in gross proceeds from this offering, before deducting underwriting discounts and commission and offering expenses. The offering closed on August 7, 2023. In addition, 2,045,224 shares of Class A common stock were issued upon exercise of by the underwriters at their option to purchase additional shares at the same offering price, which closed on August 29, 2023. The gross proceeds from the offering of 47,045,224 shares of our Class A common stock were $47.0 million and net proceeds of $44.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash

Our cash and cash equivalents and short-term investments balance as of September 30, 2023 was $59,113 and $51,076, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the nine months ended September 30, 2023 and June 30, 2022

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(50,935)	$(42,802)
Net cash used in investing activities	$(50,828)	$(4,360)
Net cash provided by financing activities	$44,668	$333

Cash flows used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $50,935, attributable to a net loss of $57,960, a $426 net change in our net operating assets and liabilities and offset by non-cash items of $7,451. Non-cash items consisted of $10,192 in stock-based compensation, a gain of $3,705 due to the change in fair value of our warrant liabilities, $1,329 of depreciation and amortization, $604 for non-cash lease expense and partially offset by a loss of $969 due to the change in accrued interest and net accretion of discounts on marketable securities. The $426 change in our net operating assets and liabilities was due to a $542 decrease in accrued expenses, a $603 decrease in lease liabilities, a $201 decrease in accounts payable, and a $54 increase in other noncurrent assets and was partially offset by a $974 decrease in prepaid and other current assets.

Net cash used in operating activities during the nine months ended September 30, 2022 was $42,802, attributable to net income of $16,337 plus a net change in our net operating assets and liabilities of $6,076 and offset by non-cash items of $65,215. Non-cash items consisted of a gain of $75,291 due to the change in fair value of our warrant liabilities, partially offset by $8,706 in stock-based compensation, $709 of depreciation and amortization and $636 for non-cash lease expense. The $6,076 change in our net operating assets and liabilities was primarily due to a $3,393 increase in accounts payable, a $1,268 increase in accrued expenses, a $1,083 increase in lease liabilities and a $332 increase in prepaid expenses and other assets.

Cash flows used in Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2023 was $50,828 consisting of $62,731 used for purchases of available-for-sale investments and $632 for fixed asset purchases, and partially offset by proceeds of $12,535 from sales and maturities of available-for-sale investments.

Net cash used by investing activities for the nine months ended September 30, 2022 was $4,360 for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $44,668 consisting of $44,222 of proceeds from the issuance of common stock net of issuance costs, $262 received for stock option exercises, $200 in proceeds from a stockholder of the Company pursuant to the application of the Section 16 short swing profit rules and partially offset by $16 of equipment loan repayments.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $333 consisting of $818 received for stock option exercises and offset by $450 of term loan repayments and $35 of equipment loan repayments.

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

Warrant Liabilities

We recognize our warrants as liabilities at fair value and adjust the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants is determined from their trading value on public markets. The fair value of Private Placement Warrants is calculated using the Black-Scholes option pricing model. The assumptions used in the model are the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor disclosure should be read in conjunction with our risk factors as described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on July 28, 2023. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of the factors that are described below and elsewhere in this this Quarterly Report on Form 10-Q.

Our failure to maintain compliance with the NYSE’s continued listing requirements could result in the delisting of our Class A common stock.

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”). In order to maintain this listing, we must satisfy minimum financial and other requirements. On September 20, 2023, we received notice from the NYSE that the average per share trading price of our Class A common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.

Pursuant to Section 802.01C, we have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. In accordance with the NYSE’s rules, we notified the NYSE within 10 business days of our intent to cure the deficiency, which may include effecting a reverse stock split, subject to approval by our Board of Directors and stockholders. We may regain compliance with the minimum share price requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period, or on the last day of the cure period, our Class A common stock has (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period, as applicable. The Notice has no immediate impact on the listing of our Class A common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with the other continued listing requirements of the NYSE. Failure to satisfy the conditions of the cure period or to maintain other listing requirements could lead to delisting.

The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our Class A common stock. If our Class A common stock is delisted from the NYSE, the delisting could: substantially decrease trading in our Class A common stock; adversely affect the market liquidity of our Class A common stock as a result of the loss of market efficiencies associated with the NYSE and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our Class A common stock may decline further, and stockholders may lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the third quarter of 2023.

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

VICARIOUS SURGICAL INC.

November 13, 2023	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer and President
(Principal Executive Officer)

November 13, 2023	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)