Form 10-K
period 2023-12-31
Vicarious Surgical Inc.
filed 2024-03-04
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $193.5 million.

As of February 23, 2024, the registrant had 156,131,913 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so;

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adverse impacting our supply chain; and

●	other factors detailed under the section titled “Risk Factors.”

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, elsewhere herein and in other filings that we make from time to time with the Securities and Exchange Commission. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of our product candidates, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercialize our product candidates and applications.

●	We may need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

●	We are a development stage company with a limited history of operations and no product candidates with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

●	Our success depends upon market acceptance of our product candidates, our ability to develop and commercialize our product candidates and additional applications and generate revenues, and our ability to identify new markets for our technology.

●	We are highly dependent upon the continued contributions of our key personnel. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

●	We have no experience in marketing and selling our product candidates and if we are unable to successfully commercialize our product candidates, our business and operating results will be adversely affected.

●	We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on limited or sole suppliers for some of the materials and components used in our product candidates, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.

●	If we do not successfully develop, optimize, and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

●	If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our product candidates, our business may be harmed.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our product candidates and technologies and could cause us to incur significant costs.

●	There is no guarantee that the U.S. Food and Drug Administration (the “FDA”) will grant marketing authorization for our product candidates or any of our future product candidates and technologies, and failure to obtain necessary marketing authorization for our current product candidates and our future product candidates and technologies would adversely affect our ability to grow our business.

●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

●	We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

●	In addition to IP litigation risks (referenced above), we face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

v

PART I

ITEM 1. BUSINESS.

The following discussion reflects the business of Vicarious Surgical, as currently embodied by Vicarious Surgical. Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” and “our” generally refer to Vicarious Surgical in the present tense or Vicarious Surgical from and after the Business Combination.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build an intelligent and affordable, single-port surgical robot, called the Vicarious Surgical System, that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our disruptive next-generation robotics technology, we are seeking to increase the efficiency of surgical procedures, improve patient outcomes and reduce healthcare costs. Led by a visionary team of engineers from the Massachusetts Institute of Technology, or MIT, we intend to deliver the next generation in robotic-assisted surgery, designed to solve the shortcomings of open surgery, and current laparoscopic and robot-assisted minimally invasive surgery. We have developed multiple prototypes, have had pre-submission meetings with the FDA to align on our regulatory strategy, and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

The Vicarious Surgical System is uniquely designed to overcome the deficiencies that have limited broad adoption of robot-assisted minimally invasive surgery to date. By fundamentally engineering a better solution, we believe we have created a more capable surgical robot than those currently available on the market, and if authorized by the FDA, the Vicarious Surgical System will offer surgeons the ability to perform surgical procedures with greater dexterity and greater access to the entire abdomen, with better visibility and sensor-based feedback, through a small single incision in the abdomen. The Vicarious Surgical System features proprietary “de-coupled” actuators, which are intended to enable a cascade of benefits, including improved robotic mobility, reduced size, improved functionality and lower materials costs. If authorized by the FDA, the Vicarious Surgical System is designed to enable surgeons to perform procedures inside the abdomen with human-equivalent motion, with a full nine degrees of freedom per robotic arm, providing an experience that is more natural, and more akin to the surgeon’s own upper body movements. In surgical procedures conducted on cadavers, the Vicarious Surgical System provides exceptional reach within the abdomen, and if authorized by the FDA, it will enable the surgeon to enter the abdomen from nearly any angle and work in nearly any direction, without having to triangulate to the surgical area from multiple incisions or to operate only within the limited area directly in front of a single incision. The Vicarious Surgical System is designed to provide exceptional visualization, with a high-performance, stereoscopic camera that rotates in three degrees of freedom (yaw, pitch, and roll) to provide the surgeon with stereoscopic imaging of nearly every surface in the abdomen. The Vicarious Surgical System also contains 28 sensors per instrument arm, which allows the system to provide real-time feedback to the surgeon on force, motion and other data that are intended to enhance surgical procedures and patient outcomes.

The Vicarious Surgical System is being developed to provide attractive advantages to hospitals and ambulatory surgical centers, or ASCs, which we believe will drive rapid and widespread adoption. Unlike the large footprints of legacy surgical robotic systems that require a construction build-out and a dedicated operating room, the Vicarious Surgical System is mobile and much smaller and could be easily moved to any operating room throughout a medical facility. We anticipate that, if authorized by the FDA, the smaller size and advanced engineering of the Vicarious Surgical System and related disposable instruments will be offered at a cost-effective price point compared to existing legacy robotic systems. Hospitals and ASCs would not be required to dedicate permanent space and would reduce expenses relating to sterilization and operating room turnover. We believe that, if authorized by the FDA, adoption of the Vicarious Surgical System could be facilitated by a streamlined training regimen, where surgeons will be able to develop proficiency much more quickly than for legacy robotic systems. This is due to the design features of the Vicarious Surgical System, such as the ease of use and more natural, human-equivalent motion of the Vicarious Surgical System, the reduced surgeon burden during setup, and the fact that the Vicarious Surgical System would not be confined to a dedicated operating suite and therefore could have more availability for training purposes. In addition, with its increased capability and dexterity, the Vicarious Surgical System is designed to enable many procedures to be performed faster and more effectively, with less injury and risk to the patient, significantly reducing overall healthcare costs. Because the Vicarious Surgical System has not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and a timely authorization by the FDA.

We estimate that there are 45 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could be addressed with the Vicarious Surgical System, including use for ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for use in ventral hernia procedures to be the first clinical application for the Vicarious Surgical System, of which there are estimated to be 3.9 million cases worldwide and 0.9 million in the U.S. annually. We then intend to seek FDA clearance or authorization to enable the expansion into the other applications addressable by the Vicarious Surgical System.

Industry Background

Despite the advancements in manual and robot-assisted minimally invasive surgery over the last 40 years, of the estimated 45 million annual worldwide procedures addressable by the Vicarious Surgical System, it is estimated that more than 50% are currently performed by open surgery and less than 5% are performed by existing robot-assisted minimally invasive surgery technologies today. The large incisions required for open surgery, while allowing the surgeon to see with their own eyes and operate with their own hands, create significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as significant pain and suffering. Due to the significant trauma to the patient associated with open surgery, 15% to 20% of such surgeries result in tissue or internal organs pushing through the muscle into the abdomen, or incisional hernias, caused by the operation, requiring additional complex surgery to correct. Although there have been significant improvements in minimally invasive surgery procedures over open surgery, the following limitations associated with minimally invasive surgery still exist:

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

We believe the slow adoption of robot-assisted surgery, estimated to be less than 5% of the estimated 45 million addressable abdominal soft-tissue surgical procedures performed worldwide annually, has occurred because of several factors, including the following:

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

The Vicarious Surgical System

The single-port Vicarious Surgical System with advanced, miniaturized robotics and exceptional visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches and intended to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. The Vicarious Surgical System has not yet been authorized by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

(1)	The Vicarious Surgical System is capable of incision sizes as low as 1.2cm. Current disposables require 1.8cm incisions. We are developing and expect to launch disposables requiring 1.5cm incisions.

The Vicarious Surgical System consists of the following components:

●	Camera and Instrument Arms. The Vicarious Surgical System has a high-performance stereoscopic camera that, when combined with robotic motion, provides full 360-degree viewing capability and is being developed to continuously map the depth of the abdominal cavity. The camera moves in any direction and, together with the instrument arms, based on cadaver studies, the Vicarious Surgical System is capable of operating in nearly every direction within the abdomen, including rotating back and operating around the trocar incision point, unlike any robotic system on the market today. The Vicarious Surgical System’s surgical instrument arms each have nine degrees of movement, completely mimicking the degrees of freedom in the surgeon’s own wrists, elbows and shoulders, providing for a more complete and more natural range of motion for the surgeon. While existing robotic systems are limited to operating in a small section directly in front of the rigid instrument, the Vicarious Surgical System’s unique ability to operate in nearly every direction is designed to provide significantly more capability to the surgeon, while minimizing the injury and trauma to the patient. The camera and both instrument arms are being developed to enter the abdomen through a single, 1.8 centimeter trocar, which is anticipated to be reduced to a 1.5 centimeter trocar as development continues, that is within the size of conventional minimally invasive surgery trocars. If authorized by the FDA, the Vicarious Surgical System will be able to provide significantly more sensing capability than existing systems, due to the smaller size. The Vicarious Surgical System features 28 sensors per arm, to provide valuable feedback to the surgeon in real-time, and the sensors will also be capable of providing robust intraoperative data to continually enhance surgeon capabilities over the long-term.

●	Surgeon Console. The Vicarious Surgical System surgeon console is designed to provide all the systems necessary for the surgeon to have an effective, immersive experience, visualizing the surgical field and controlling all the motions of the robot. If authorized by the FDA, the surgeon console will enable performance and patient outcomes that are not available on other existing systems. The console includes a peer-in stereoscopic vision screen that gives surgeons the ability to operate in a 3D environment without the use of 3D glasses, while maintaining awareness and line of sight to the operating room.

●	Patient Cart. The Vicarious Surgical System patient cart is designed to pass through the doorways of hospitals, outpatient clinics, ambulatory surgical centers, and any standard doorway, alleviating the equipment maneuverability concerns experienced by healthcare providers with competitor surgical robotics systems. Unlike existing robotic systems, the Vicarious Surgical System, if authorized by the FDA, would not require a dedicated operating room and could be wheeled into or out of any room, or stored in the hall, as the hospital does with other medical devices, significantly expanding accessibility to the system. Further, as most of the robotic motion occurs inside the abdomen through a single port, the Vicarious Surgical System does not have multiple, expensive, high-performance robotic arms outside the body, pivoting around the incision point to make small movements inside the body. We believe that these factors, together with the ability to utilize more advanced, sometimes less expensive manufacturing processes, will enable the Vicarious Surgical System to be significantly less expensive to build than competitive robotic systems, based on their publicly available data.

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

●	Decoupled Actuators. Robotic arms are controlled by actuators at each joint. Traditionally, these actuators are “coupled,” meaning that movement of one joint causes movement at each subsequent or prior joint. This coupled motion can be corrected by legacy robots via complicated software to coordinate and eliminate the unwanted motion between these joints that would otherwise be created. However, the software cannot eliminate the exponential buildup of force across these joints caused by this coupled action. This exponential force buildup requires stronger cables and pulleys and other expensive and larger components, which adds significant size, cost, and limits the available mobility of legacy robotic systems. By fundamentally engineering a better solution, we have decoupled the motion between these actuators, reducing cost and integrating components and materials that enable enhanced visibility, flexibility and strength, which in turn are intended to provide significant benefits for surgeons, hospitals, ASCs and patients.

●	Surgeon Experience

●	Human Equivalent Motion — Nine Degrees of Freedom. The Vicarious Surgical System is the only robotic system, compared to all legacy single- or multi-port solutions, to offer the same nine full degrees of freedom that exist in the natural motion of the surgeon’s own wrists, elbows and shoulders, providing unprecedented dexterity in a robot-assisted minimally invasive surgery. While other legacy robotic systems require the surgeon to conform and limit their movements to what the robot will enable, based on data from cadaver studies, the Vicarious Surgical System offers the nearly full range of motion of the surgeon’s own upper body, providing an experience that is more natural, and more akin to what they know best, open surgery, except miniaturized and transformed inside the body.

●	Expanded Reach Inside the Abdomen. With the full nine degrees of freedom provided by the Vicarious Surgical System, as shown in cadaver studies, the surgeon can enter the abdomen from nearly any angle and work in nearly any direction, with more freedom, all through a small single incision. Legacy robotic systems and manual minimally invasive surgery require the surgeon to triangulate to the surgical area and limit the surgeon to performing only in a small section directly in front of the incision. The Vicarious Surgical System’s unprecedented reach is designed to enable the surgeon to pivot in nearly any direction during surgery and the surgeon can even pivot backwards and operate near the incision site.

●	Sensing, Visualization and Future AI. The surgeon can utilize the peer-in screen on the console for visualization. The Vicarious Surgical System’s high-performance, stereoscopic camera can rotate in nearly every direction, similar to the natural motion of the surgeon’s head, and is being developed to provide full 3D mapping. The Vicarious Surgical System contains more than two dozen sensors per arm, designed to provide unmatched sensing capability that is being developed to deliver valuable feedback on force, motion and other key data, to the surgeon in real-time. These sensors also will be used to feed our rapidly expanding need for data and future AI development, which will be utilized to further enhance surgical procedures and provide a significant link and insight between pre- and peri-operative data and patient outcomes.

●	Hospital and Ambulatory Surgical Center (ASC) Advantages

●	System Size. Unlike legacy systems that require a construction build-out simply to fit their system into a dedicated operating room, the Vicarious Surgical System is designed to be small enough to fit through a single door. This is intended to enable faster set-up and break-down times, allowing the Vicarious Surgical System to be used anywhere within the facility.

●	Training. Because of the more natural motion of the Vicarious Surgical System, together with the fact that it is not confined to a dedicated operating suite like most legacy robotic systems, the Vicarious Surgical System can be more available for surgeons to practice, and it is expected that surgeons would be able to develop proficiency more quickly and easily than with legacy systems, which could improve surgeon adoption and enhance hospital and ASC return on investment.

●	Economics/System Cost. If authorized by the FDA, we intend to offer the Vicarious Surgical System, maintenance, and service support at more attractive pricing to existing legacy systems. With its increased capability and dexterity, it is expected that many procedures could be performed faster and more effectively, which could greatly reduce overall hospital costs.

●	Disposability. Our instruments and accessories have been designed and will be offered at a price that enables them to be used once and then disposed. Hospitals and ASCs will no longer need to dedicate space and expense to ensure these items are properly sterilized and available for re-use.

●	Patient Outcomes

●	Enhanced Capability. The Vicarious Surgical System will be designed to provide increased visualization and capability to the surgeon, and if the FDA authorizes the Vicarious Surgical System, it is intended to allow the surgeon to more easily perform advanced techniques that are proven in existing clinical use to provide for better patient outcomes.

●	Smaller Trocar — Fewer Complications. In open surgery, due to the large size of the incision, the incision fails to heal properly 15-20% of the time, a complication that may require additional surgery to fix. Multi-port manual and robot-assisted minimally invasive surgery, while significantly less capable than the Vicarious Surgical System is designed to be, utilize small trocars (i.e., 8mm to 12mm), which greatly reduces this risk to approximately 1%. Existing single-port robots utilize at least a 25mm trocar size, which have a failure rate of nearly 10%, beginning to approach the failure rate of open surgery. The Vicarious Surgical System, like multi-port minimally invasive surgery, is designed to utilize a small trocar, which could enable superior results with the lowest overall risk. Currently, the Vicarious Surgical System utilizes an 18mm trocar, which is anticipated to be reduced to a 15mm trocar as development continues.

Our Strategy

With revolutionary advancements in design, we seek to democratize surgery through widespread access to a more capable and more affordable surgical robotic platform. Our objective is to become the leading provider of surgical robotic platforms for soft tissue surgery. To achieve this objective, we are pursuing the following business strategies, all of which are dependent upon the receipt of FDA authorization:

●	Drive adoption of the Vicarious Surgical System initially in the ventral hernia market. We plan to initially focus our marketing efforts on surgeons, hospitals and ASC’s performing surgical procedures in general surgery that will benefit from our single incision platform. We believe our innovative system will deliver clinical and economic value that will address the unmet need in today’s surgical operating rooms. Our strategy is to work with key thought leaders in general surgery who can help provide feedback that will help guide our product roadmap and surgical techniques.

●	Expand indications. The ability to have universal access to the abdomen with the Vicarious Surgical System also presents opportunities for other procedures that we plan to target in the near future. Some of the future indications that are being targeted are inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We estimate that 39 million of these procedures are performed annually worldwide today.

●	Generate recurring revenue. After the initial installation of the Vicarious Surgical System, our goal is to increase the utilization of the Vicarious Surgical System by demonstrating the procedural and workflow efficiency of the System. Faster set up and procedure times with the Vicarious Surgical System can enable hospitals and ASCs to potentially schedule more procedures, which would in turn drive volume sales of single use components, including the robotic arms, camera and instrument tips.

●	Demonstrate clinical and financial value proposition. Over 50% of ventral hernia procedures are performed as open surgical procedures in the hospital. We aim to capitalize on the trend of moving procedures from hospitals to ASCs. Additionally, we believe that the Vicarious Surgical System can accelerate the ability to perform complex hernia surgeries with a minimally invasive surgery procedure in an ASC as opposed to a hospital. However, ASCs typically do not have significant capital budgets to justify large capital purchases, nor do they have infrastructure budgets to undertake the construction of a dedicated operating suite. The Vicarious Surgical System’s value proposition is designed to appeal to these ASCs.

●	Expand product offerings. We believe that technologies such as virtual reality and AI have the potential to further enhance a surgeon’s capabilities. We plan to develop advanced AI features, such as 3D depth mapping, and automated suturing, to be incorporated into future generations of the Vicarious Surgical System.

●	Commercialization outside U.S. If the FDA authorizes the Vicarious Surgical System for commercialization in the U.S., we intend to seek applicable regulatory clearances or approvals in Asia, Europe and the rest of the world to commercialize the Vicarious Surgical System worldwide.

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

We plan to conduct a prospective human pivotal clinical investigation under an FDA Investigational Device Exemption (IDE) to evaluate the safety, effectiveness, and performance of the Vicarious Surgical System to support a de novo classification request and obtain U.S. market authorization for the proposed indication for use in ventral hernia repair procedures. In addition to conducting a human pivotal clinical investigation, we plan to conduct non-clinical testing activities to verify and validate the safety, performance, effectiveness, functionality, usability and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. A verification and validation process is expected to provide the necessary data to submit to the FDA for IDE approval.

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

We maintain a patent portfolio that includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications, which include claims directed towards our proprietary technology. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. As of January 26, 2024, we owned approximately eleven (11) issued U.S. utility patents, approximately seven (7) issued utility patents in foreign jurisdictions including two (2) in China, four (4) in Japan, and one (1) issued by the European Patent Office. We also had approximately 132 pending utility patent applications in the U.S. and foreign jurisdictions, including in Canada, China, Europe, Japan, Hong Kong and India, and approximately two (2) U.S. design patent applications. These issued utility patents and pending utility patent applications (if they were to issue as patents) have expected expiration dates ranging between 2035 and 2043. Our patents and patent applications are directed to, among other things, our core technology. This includes the surgical robotic and camera system; sensing capabilities, controls and visualization interfaces; the surgical tools suite; and related technologies.

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

Research and Development

As of January 26, 2024, our research and development programs are generally pursued by our 66 engineering, scientific and technical personnel employed by us in our offices in Massachusetts on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and with researchers in academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objectives of our research and development efforts are to continue to introduce incremental enhancements to the capabilities of the Vicarious Surgical System and to advance development.

For the fiscal years ended December 31, 2023 and 2022, we incurred research and development expenses of $47.6 million and $43.9 million, respectively.

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

FDA Regulation

Medical devices are strictly regulated by the FDA, in the United States. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

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

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance, authorization, or approval from the FDA through the premarket notification (510(k)) process, the de novo classification process, or the premarket approval (“PMA”) process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and clearance, authorization, or approval by the FDA. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls that include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), as well as regulations requiring establishment registration and device listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential, unreasonable risk of illness or injury.

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

In addition, under the FDA medical device reporting (“MDR”) regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

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

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (the “FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Healthcare Law and Regulation

If the Vicarious Surgical System or our other product candidates are authorized in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-cleared, authorized, or approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

U.S. and Foreign Data Security and Data Privacy Laws

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI”.

HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.

Additionally, all U.S. states have enacted legislation protecting the privacy and security of “personal information”, such as identifiable financial or health information, social security numbers, credit card information and other personally identifiable information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times, and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law, and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states in the U.S. are considering privacy laws similar to CCPA. Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas Virginia, and Utah have enacted similar data protection laws to California and other U.S. states have proposals under consideration, increasing our regulatory compliance risk. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and cybersecurity laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to personal information that we collect.

In the event we market outside of the United States, we will be subject to foreign privacy and data security laws that vary by jurisdiction, differ from those in the United States, and may require us to implement additional compliance measures or change our business practices related to the collection and use of personal and patient data. For example, in the European Union (“EU”), we will be subject to the EU General Data Protection Regulation (“GDPR”) that significantly regulates the possession, use, and disclosure of personal information. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We may be subject to GDPR if we undertake operations or transact business in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU.

Disruptions to Information Technology Systems and Cybersecurity Incidents

We rely, and will continue to rely on, information technology systems to keep financial and employment records, facilitate our research and development initiatives, manage our operations, maintain quality control, maintain corporate records, communicate with staff, provide our services and operate other critical functions. Our information technology systems, and those of our vendors and partners, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted, especially in the health care industry. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including deployment of harmful malware and key loggers, ransomware, a malicious website, social engineering and phishing scams, and other means to affect the confidentiality, integrity and availability of our technology systems and data, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, denial-of-service attacks and sophisticated nation-state and nation-state supported actors present a constant threat, including advanced persistent threat intrusions. Cyberattacks may also be due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity incidents becoming commonplace. We recognize the risk of cybersecurity incidents and work to constantly evolve our incident response plans as the known threat vectors emerge. We vet and verify the cybersecurity practices and compliance of our vendors to ensure they follow established guidelines, compliance requirements, and best practices related to their industry. Internally, we utilize a cybersecurity maturity model based on the National Institute of Standards and Technology, or NIST, standards to track and report on the current and future compliance and progress within the multiple areas of compliance and concern. We intend to make steady measured improvements to our cybersecurity maturity along with investments in tools, and services that are aligned with our growth and maturity. We intend to adhere to a baseline of best practices that include proper use of encryption of data and communications, policies and procedures, and mitigation/validation practices that seek to ensure the approach is meeting or exceeding our commitment to our plan. Despite our current or future efforts to protect against cybersecurity attacks and data security incidents, there is no guarantee that our efforts are adequate to safeguard against all such attacks and incidents. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.

Human Capital

As of January 26, 2024, we had 131 employees, 68 of whom were engaged directly in research, development, regulatory and clinical activities, 38 in manufacturing and quality assurance and 25 in marketing, sales, and administrative activities.

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

Physical, mental, and financial wellness are front and center in our benefits offerings. We provide access to external experts and resources to assist employees and their families. Additionally, we offer incentives and rewards to encourage healthy behaviors. Financially, we provide access to a financial advisory service, an online financial wellness assessment and education service, and free webinars, and offer a company 401(k) match.

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

Since inception, we have devoted substantially all of our financial resources to developing our surgical robot. We have financed our operations primarily through the issuance of equity securities. We have not generated revenue from the sale of the Vicarious Surgical System to date and have incurred significant losses. We incurred a net loss of $71.1 million and generated net income of $5.2 million for the years ended December 31, 2023 and 2022, respectively. The amount of our future net losses will depend, in part, on future sales and on-going development of the Vicarious Surgical System, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and seeks to develop and commercialize new surgical applications for the Vicarious Surgical System, such as gynecological, urological or other general surgical applications. We anticipate that our expenses will increase substantially if and as we:

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

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities. Our accumulated deficit as of December 31, 2023 was $132.7 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious Surgical System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

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

If we do not successfully manage the development and launch of the Vicarious Surgical System, our business, operating and financial results and condition could be adversely affected.

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

We have developed and are engaged in the development of the Vicarious Surgical System initially for use in ventral hernia repair procedures. Achieving physician, patient, and third-party payor acceptance of robotic-assisted surgery as a preferred method of performing surgery is crucial to our success. Our success will depend on the acceptance of the Vicarious Surgical System in the United States and global health care markets, when or if it is authorized for marketing in those jurisdictions. We are faced with the risk that the marketplace will not be receptive to the Vicarious Surgical System over competing products, including traditional and existing robotic-assisted surgical procedures used in hospitals and ASCs, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to commercialize any potential future product candidates and technologies include:

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

We may encounter significant competition across our existing and future planned product candidates and technologies and in each market in which we sell or plan to sell the Vicarious Surgical System from various companies, many of which have greater financial and marketing resources than us. Our primary competitors include Intuitive Surgical, Johnson& Johnson (including their wholly-owned subsidiaries Ethicon Endo-Surgery, Inc., Auris Health, Inc. and Verb Surgical Inc.), and Medtronic, which are currently the top manufacturers of robotic-assisted surgical devices.

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

We are highly dependent upon the continued contributions of our co-founder and Chief Executive Officer, Adam Sachs, and our co-founder and Chief Technology Officer, Sammy Khalifa. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our co-founder and Chief Executive Officer, Adam Sachs, and our co-founder and Chief Technology Officer, Sammy Khalifa, as well as our management team and our research and development, manufacturing, sales and marketing personnel. Our future business and results of operations depend in significant part upon the continued contributions of Messrs. Sachs and Khalifa. If we were to lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled employees in addition to Messrs. Sachs and Khalifa, this could adversely affect the development and implementation of our business plan and substantially harm our business. Competition for qualified personnel is intense.

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

We expect to generate a portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

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

Geopolitical conflicts could potentially affect our sales and disrupt our operations and could have a material adverse impact on us.

Geopolitical conflicts, including the ongoing wars in Ukraine and Israel, could adversely impact our operations or those of our suppliers, manufacturers or customers. The extent to which these events impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our suppliers, manufacturers or customers encounter any disruptions to our or their respective operations or facilities, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our product candidates and our financial results could be adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023, and 2022. The material weaknesses we identified were as follows:

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

While we have taken steps to remediate the material weaknesses, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

As of December 31, 2023, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $128.8 million, of which approximately $2.8 million will expire at various dates from 2034 through 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies this limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we have a net loss for all years in the aggregate.

Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States could impact the tax treatment of future foreign earnings. In addition, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), into law, which includes a new corporate alternative minimum tax beginning in fiscal 2024 and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. We are evaluating the potential impact the Inflation Reduction Act may have on our financial position and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our possible future reliance on independent distributors or strategic partners to sell the Vicarious Surgical System internationally demands a high degree of vigilance in enforcing our policy against participation in corrupt activity, because these distributors or strategic partners could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with such non-U.S. government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we plan to operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure investors that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

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

Before a new medical device, or a significant modification of a medical device, including a new use of, or claim for, an existing product, can be marketed in the United States, it must first receive either 510(k) clearance, de novo authorization, or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence.

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

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, 510(k) premarket notification or de novo classification request, a company must, among other things, apply for and obtain institutional review board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (“IDE”) application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support marketing authorization of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue.

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

The FDA regulates the promotional labeling for our products to ensure that the claims we make are consistent with the relevant marketing authorizations, that there is scientific data to substantiate the claims and that our promotion and advertising is neither false nor misleading. The off-label marketing or false or misleading labeling of our products may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion or false or misleading labeling. In addition to the FDA, depending on the form of marketing authorization that the Vicarious Surgical System and future product candidates and technologies receive, the FTC may have overlapping authority to oversee the advertising of our products and any related services offered by us. The FTC’s focus would be on ensuring such advertising is truthful, adequately substantiated, and not deceptive under the FTC Act rather than enforcing any of the regulatory requirements in the FDCA and FDA’s implementing regulations.

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

We may be required to protect our patents through procedures created to attack the validity of a patent at the USPTO. The USPTO hears post-grant proceedings, including post-grant reviews (PGRs), inter partes reviews (IPRs) and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the America Invents Act (the “AIA”) and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As noted on our Form 10-Q/A as of and for the period ended September 30, 2021, we restated our financial statements to adjust the valuation of our public warrants (the “Restatement”). As a result of such material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

The provisions of our Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against us or our directors, officers or other employees, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction), will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL or the Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of ours governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Charter also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Charter does not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; to the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. Further, a recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the DGCL required a separate vote in favor of at least a majority of the outstanding shares of Class A common stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class, to properly authorize shares of Class A common stock. In connection with the Business Combination, our stockholders authorized an increase in the number of shares of Class A common stock under Cayman Islands law, our jurisdiction at the time of the stockholder vote. Accordingly, we do not believe that the Delaware ruling applies to us. However, any failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on us and our prospects. In addition, uncertainty with respect to our capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on us, including on our ability to complete equity financing transactions or issue stock-based compensation to our employees, directors, and officers until the underlying issues are definitively resolved. This uncertainty could impair our ability to execute our business plan, attract and retain employees, management, and directors and adversely affect our commercial relationships.

Although we are not a “controlled company” within the meaning of the NYSE rules, we might become a “controlled company” in the future, and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

If more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will become a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2023, Adam Sachs, Sammy Khalifa, and Barry Greene held approximately 71.8% of the voting power of our outstanding capital stock. Messrs. Sachs, Khalifa and Greene have no agreement or arrangement to act together with respect to voting of the Class B common stock, and thus they have not formed a “group” for purposes of controlled company status. Although no individual, group or other company will have more than 50% of our voting power, Messrs. Sachs, Khalifa and Greene may in the future decide to act as a group, and this concentration of voting power would cause us to become a “controlled company” within the meaning of the NYSE corporate governance standards.

As a result, if we become a “controlled company” within the meaning of the NYSE corporate governance standards, then we will not be subject to the requirements that would otherwise require it to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 71.8% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

Our principal stockholders and management will exert significant influence over us and their interests may conflict with yours in the future.

Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 71.8% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors (subject to the Director Nomination Agreement) and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the critical importance of maintaining the trust and confidence of business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, internal audits, vulnerability assessments, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our Nominating and Corporate Governance Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Director of IT.

We also identify our cybersecurity threat risks by comparing our processes to standards set by the National Institute of Standards and Technology, or NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;

●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

●	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;

●	provide regular, mandatory training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

●	conduct regular phishing email simulations for all employees with access to our email systems to enhance awareness and responsiveness to possible threats;

●	conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;

●	run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

●	leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident;

●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we regularly engage with consultants, auditors and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our vendors who have access to employee data or our systems. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Our Director of IT is part of our vendor selection process and we review the security policies, procedures, and certifications of all third-party service providers prior to engagement. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Disruptions to Information Technology Systems and Cybersecurity Incidents,” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats.

At least annually, our Nominating and Corporate Governance Committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our Nominating and Corporate Governance Committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Director of IT. Our Nominating and Corporate Governance Committee also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of the Nominating and Corporate Governance Committee are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Director of IT and are overseen by our Nominating and Corporate Governance Committee of our Board of Directors. Our Director of IT has over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our Director of IT is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Director of IT reports to the Nominating and Corporate Governance Committee about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

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

Holders

As of January 26, 2024, there were approximately 30 holders of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of the Public Warrants and two holders of record of the Private Placement Warrants.

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

We estimate there are over 45 million soft tissue surgical procedures (including an estimated 3.9 million ventral hernia procedures), addressable annually worldwide by our technology. Of these procedures, it is estimated that more than 50% are performed using open surgery, and less than 5% are performed by current robot-assisted minimally invasive surgery.

The dollar amounts set forth in this section are presented in thousands, except for per share amounts.

Financial Highlights

We incurred a net loss of $71,071 and generated net income of $5,157 for the years ended December 31, 2023 and 2022, respectively. The 2023 net loss is inclusive of a gain of $5,191 related to the change in valuation of our warrant obligations. The 2022 net income is inclusive of a gain of $84,000 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $80,666 and $80,078 for the years ended December 31, 2023 and 2022, respectively, representing a period-over-period loss of 1%, which was primarily due to increases of $1,997 in development costs, $320 in personnel-related expenses, $744 in depreciation expense, and partially offset by a $2,343 decrease in insurance expense. The increase in personnel-related expenses includes $1,205 in severance related to our reductions in force, $1,011 in stock compensation, other increases in wages and benefits and is partially offset by a 14% decrease in average headcount, from an average of 204 people in 2022 to an average of 175 people in 2023.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Public Warrants and Private Placement Warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model while the Public Warrants are marked-to-market based on their price on the New York Stock Exchange. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest incurred on our equipment loans. In 2022, interest expense also included interest incurred on our term loan which was paid off in October 2022.

Results of Operations

The following table sets forth our historical operating results for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands, except for per share amounts)	2023	2022	Change	% Change

Operating expenses:
Research and development	$47,578	$43,900	$3,678	8%
Sales and marketing	6,230	6,463	(233)	(4)%
General and administrative	26,858	29,715	(2,857)	(10)%
Total operating expenses	80,666	80,078	588	1%
Loss from operations	(80,666)	(80,078)	(588)	1%
Other income (expense):
Change in fair value of warrant liabilities	5,191	84,000	(78,809)	(94)%
Interest and other income	4,429	1,435	2,994	209%
Interest expense	(25)	(200)	175	(88)%
(Loss) income before income taxes	(71,071)	5,157	(76,228)	N/M
Provision for income taxes	—	—	—	N/M
Net (loss) income	$(71,071)	$5,157	$(76,228)	N/M
Net (loss) income per common share, basic and diluted	$(0.49)	$0.04	$(0.53)	N/M

Other comprehensive income/(loss):
Net unrealized income on investments	10	—	10	N/M
Other comprehensive income	10	—	10	N/M
Comprehensive net (loss) income	$(71,061)	$5,157	$(76,218)	N/M

Comparison of the years ended December 31, 2023 and 2022

Research and Development Expenses. R&D expenses increased $3,678, or 8%, to $47,578 during the year ended December 31, 2023, compared to $43,900 during the year ended December 31, 2022. This increase was primarily due to increases of $1,745 of personnel-related expenses, $270 in professional services, $381 in facility expenses, $722 in materials and supplies, $708 in depreciation expense, and offset by a decrease of $194 in travel expenses. The increase in personnel-related expenses was due primarily to $729 in severance related to our reductions in force, $468 in stock compensation and other increases in wages and benefits, and partially offset by a decrease in average headcount of 7%, from an average of 152 people in 2022 to an average of 142 people in 2023.

Sales and Marketing Expenses. S&M expenses decreased $233, or 4%, from $6,463 in the year ended 2022 to $6,230 during the year ended December 31, 2023. This decrease was primarily due to decreases of $372 in personnel-related expenses, $149 in conferences and materials, $61 in travel expenses and partially offset by a $323 increase in professional fees. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 33%, from an average of 18 people in 2022 to an average of 12 people in 2023, and partially offset by $256 in severance related to our reductions in force, and other increases in wages and benefits.

General and Administrative Expenses. G&A expenses decreased $2,857, or 10%, to $26,858 during the year ended December 31, 2023, compared to $29,715 during the year ended December 31, 2022. This decrease was primarily due to decreases of $1,054 in personnel-related expenses, $2,395 in insurance expenses, $125 in professional services and partially offset by increases of $444 in facility expenses and $338 in other miscellaneous operating costs. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 38%, from an average of 34 people in 2022 to an average of 21 people in 2023, and partially offset by $220 in severance related to our reductions in force, and other increases in wages and benefits.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the year ended December 31, 2023 was a $5,191 gain. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2022 and the end of the reporting period, December 31, 2023.

Interest and Other Income. Interest and other income increased by $2,994 to $4,429 during the year ended December 31, 2023, compared to $1,435 during the year ended December 31, 2022. The increase was primarily due to an increase in interest income from short-term investments.

Interest Expense. Interest expense decreased by $175 to $25 during the year ended December 31, 2023, compared to $200 during the year ended December 31, 2022. The decrease was primarily due to our term loan being paid off in full during the fourth quarter of 2022.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the years ended December 31, 2023 and 2022 was $62,305 and $61,211, respectively. As of December 31, 2023, we held cash and cash equivalents of $52,822, short-term investments of $45,355 and had an accumulated deficit of $132,712.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $98,177 as of December 31, 2023 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described herein, under the caption “Risk Factors” in Part I, Item 1A and in other filings that we make with the Securities and Exchange Commission from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the year ended December 31, 2023.

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

Cash

Our cash and cash equivalents and short-term investments balance as of December 31, 2023 was $52,822 and $45,355, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the year ended December 31, 2023 and December 31, 2022

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(62,305)	$(61,211)
Net cash used in investing activities	$(45,783)	$(5,352)
Net cash provided by financing activities	$44,702	$9,145

Cash flows used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was $62,305, attributable to a net loss of $71,071 less a net change in our net operating assets and liabilities of $746 and plus non-cash items of $9,512. Non-cash items consisted of $13,267 in stock-based compensation, $1,854 of depreciation and $814 for non-cash lease expenses, partially offset by a $5,191 gain from our warrant liabilities and a change in accrued interest and net accretion of discounts on marketable securities of $1,232. The $746 change in our net operating assets and liabilities was primarily due to decreases of $1,420 in prepaid and other current assets and $833 in accrued expenses, partially offset by an $838 decrease in lease liabilities, a $473 decrease in accounts payable, and a $22 increase in other non-current assets.

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

Cash flows used in Investing Activities

Net cash used by investing activities for the year ended December 31, 2023 was $45,783 consisting of $75,704 used for purchases of available-for-sale investments and $1,670 for fixed asset purchases, and partially offset by proceeds of $31,591 from sales and maturities of available-for-sale investments.

Net cash used by investing activities for the year ended December 31, 2022 was $5,352 for fixed asset purchases consisting primarily of leasehold improvements and R&D equipment.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $44,702 resulting from $44,222 of proceeds from the issuance of common stock net of issuance costs, $296 of proceeds from the exercise of stock options, $200 in proceeds from a stockholder of the Company pursuant to the application of the Section 16 short swing profit rules and partially offset by $16 of equipment loan repayments.

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

Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2023, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, improper controls related to information technology, ineffective risk assessment process and documentation and monitoring of control processes, accounting policies and procedures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.).		Form 8-K (Exhibit 2.1)	4/15/2021	001-39384
3.1	Certificate of Incorporation of Vicarious Surgical Inc., as amended		Form 10-Q (Exhibit 3.1)	7/28/2023	001-39384
3.2	Amended and Restated Bylaws of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.2)	9/23/2021	001-39384
4.1	Description of Securities	X
4.2	Specimen Class A Common Stock Certificate		Form 8-K (Exhibit 4.1)	9/23/2021	001-39384
4.3	Warrant Agreement, dated as of July 14, 2020, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	7/17/2020	001-39384
10.1	Form of Subscription Agreement, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	4/15/2021	001-39384
10.2.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC.		Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055
10.2.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC		Form 8-K (Exhibit 10.1)	10/20/2021	001-39384
10.2.3†	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021		Form 8-K (Exhibit 10.2)	10/20/2021	001-39384
10.3+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055
10.4+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055
10.5+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and William Kelly.		Form S-4/A (Exhibit 10.15)	7/15/2021	333-257055
10.6+	Offer Letter, dated January 18, 2024, by and between Vicarious Surgical Inc. and Randy Clark.	X
10.7+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.1)	5/9/2022	001-39384
10.8+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.		Form 8-K (Exhibit 10.9)	09/23/2021	001-39384
10.9+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.		Form 8-K (Exhibit 10.1)	6/7/2023	001-39384

10.10	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	09/23/2021	001-39384
10.11+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	09/23/2021	001-39384
10.12	Director Nomination Agreement, dated as of September 17, 2021, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and D8 Sponsor LLC.		Form 8-K (Exhibit 10.13)	09/23/2021	001-39384
10.13	Sales Agreement, dated as of October 7, 2022, by and between the Registrant and Cowen and Company, LLC		Form S-3 (Exhibit 1.2)	10/7/2022	333-267785
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/15/2021	333-260281
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	The certifications furnished in Exhibit 32 attached hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICARIOUS SURGICAL INC.

Date: March 4, 2024	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Adam Sachs	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2024
Adam Sachs

/s/ William Kelly	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2024
William Kelly

/s/ Victoria Carr-Brendel, Ph.D.	Director	March 4, 2024
Victoria Carr-Brendel, Ph.D.

/s/ Beverly Huss	Director	March 4, 2024
Beverly Huss

/s/ Sammy Khalifa	Director	March 4, 2024
Sammy Khalifa

/s/ Ric Fulop	Director	March 4, 2024
Ric Fulop

/s/ Donald Tang	Director	March 4, 2024
Donald Tang

/s/ David Ho	Director	March 4, 2024
David Ho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vicarious Surgical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vicarious Surgical Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, common stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2024

We have served as the Company’s auditor since 2020.

VICARIOUS SURGICAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$52,822	$116,208
Short-term investments	45,355	—
Prepaid expenses and other current assets	2,776	4,196
Total current assets	100,953	120,404
Restricted cash	936	936
Property and equipment, net	6,402	6,586
Right-of-use assets	11,459	12,273
Other long-term assets	114	92
Total assets	$119,864	$140,291

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,258	$1,731
Accrued expenses	4,975	5,808
Lease liabilities, current portion	1,047	838
Current portion of equipment loans	—	16
Total current liabilities	7,280	8,393
Lease liabilities, net of current portion	13,785	14,832
Warrant liabilities	830	6,021
Total liabilities	21,895	29,246

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2023 and 2022; 155,885,004 and 106,251,429 issued and outstanding at December 31, 2023 and 2022, respectively	15	11
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at December 31, 2023 and 2022; 19,619,760 and 19,627,576 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	230,654	172,673
Accumulated other comprehensive income	10	—
Accumulated deficit	(132,712)	(61,641)
Total stockholders’ equity	97,969	111,045

Total liabilities and stockholders’ equity	$119,864	$140,291

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except, per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$47,578	$43,900
Sales and marketing	6,230	6,463
General and administrative	26,858	29,715
Total operating expenses	80,666	80,078
Loss from operations	(80,666)	(80,078)
Other income (expense):
Change in fair value of warrant liabilities	5,191	84,000
Interest and other income	4,429	1,435
Interest expense	(25)	(200)
(Loss)/income before income taxes	(71,071)	5,157
Provision for income taxes	—	—
Net (loss)/income	$(71,071)	$5,157
Net (loss)/income per share of Class A and Class B common stock, basic and diluted	$(0.49)	$0.04

Other comprehensive income:
Net unrealized income on investments	10	—
Other comprehensive income	10	—
Comprehensive net (loss)/income	$(71,061)	$5,157

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	125,879,005	$13	$172,673	$(61,641)	$—	$111,045
Exercise of common stock options	1,087,090	—	296	—	—	296
Vesting of restricted stock	1,493,445	—	—	—	—	—
Stock-based compensation	—	—	13,267	—	—	13,267
Proceeds from short swing rule	—	—	200	—	—	200
Issuance of class A common stock, net of issuance costs of $2,823	47,045,224	4	44,218	—	—	44,222
Net loss	—	—	—	(71,071)	—	(71,071)
Other comprehensive income	—	—	—	—	10	10
Balance, December 31, 2023	175,504,764	$17	$230,654	$(132,712)	$10	$97,969

	Year Ended December 31, 2022
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	119,769,067	$12	$149,877	$(66,798)	$—	$83,091
Exercise of common stock options	2,291,868	—	842	—	—	842
Exercise of public warrants	20	—	—	—	—	—
Vesting of restricted stock	769,269	—	—	—	—	—
Stock-based compensation	—	—	12,255	—	—	12,255
Issuance of class A common stock in an at-the-market offering, net of issuance costs of $300	3,048,781	1	9,699	—	—	9,700
Net income	—	—	—	5,157	—	5,157
Balance, December 31, 2022	125,879,005	$13	$172,673	$(61,641)	$—	$111,045

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net income/(loss)	$(71,071)	$5,157
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	1,854	1,111
Stock-based compensation	13,267	12,255
Amortization of capitalized debt issuance costs	—	75
Non-cash lease expense	814	829
Change in fair value of warrant liabilities	(5,191)	(84,000)
Change in accrued interest and net accretion of discounts on short-term investments	(1,232)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,420	671
Accounts payable	(473)	135
Accrued expenses	(833)	1,711
Lease liabilities	(838)	937
Other noncurrent assets	(22)	(92)
Net cash used in operating activities	(62,305)	(61,211)
Cash flows from investing activities:
Purchases of property and equipment	(1,670)	(5,352)
Purchases of available-for-sale investments	(75,704)	—
Proceeds from sales and maturities of available-for-sale investments	31,591	—
Net cash used in investing activities	(45,783)	(5,352)
Cash flows from financing activities:
Repayment of equipment loans	(16)	(47)
Gross proceeds from issuance of common stock	47,045	10,000
Issuance costs related to issuance of common stock	(2,823)	(300)
Repayment of term loan	—	(1,350)
Proceeds from short swing rule	200	—
Proceeds from exercise of stock options	296	842
Net cash provided by financing activities	44,702	9,145
Change in cash, cash equivalents and restricted cash	(63,386)	(57,418)
Cash, cash equivalents and restricted cash, beginning of year	117,144	174,562
Cash, cash equivalents and restricted cash, end of year	$53,758	$117,144

Reconciliation of restricted cash:
Cash and cash equivalents	52,822	116,208
Restricted cash	936	936
	$53,758	$117,144
Supplemental cash flow information:
Interest paid	$1	$41

Non-cash investing and financing activities:
Leasehold improvements acquired in connection with Waltham lease	$—	$1,200
Accruals for property, plant and equipment purchased during the period	$—	$95

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

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $98,177 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at December 31, 2023 and 2022 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities, are classified as available-for-sale and are carried at fair value. There was an unrealized gain of $10 for the year ended December 31, 2023. There were no investments at December 31, 2022.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through December 31, 2023, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2023 was as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,345	36	(26)	45,355
Total assets	$45,345	$36	$(26)	$45,355

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2023 was $31,568. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2023. As of December 31, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2023.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

		December 31,	December 31,
	Estimated Useful Lives	2023	2022
Machinery and equipment	3 to 5 years	$3,162	$1,906
Furniture and fixtures	3 to 7 years	1,173	1,059
Computer hardware and software	3 years	1,328	1,155
Leasehold improvements	Lesser of lease term or asset life	4,288	4,161
Total property and equipment		9,951	8,281
Less accumulated depreciation		(3,549)	(1,695)
Property and equipment, net		$6,402	$6,586

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

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,854 and $1,111, respectively.

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	December 31, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,489	$—	$—	$31,489
U.S. treasury securities	—	45,355	—	45,355
Total assets	$31,489	$45,355	$—	$76,844

Liabilities:
Warrant liabilities - public warrants	$518	$—	$—	$518
Warrant liabilities - private warrants	—	—	312	312
Total liabilities	$518	$—	$312	$830

	December 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$114,409	$—	$—	$114,409
Total assets	$114,409	$—	$—	$114,409

Liabilities:
Warrant liabilities - public warrants	$2,589	$—	$—	$2,589
Warrant liabilities - private warrants	—	$—	3,432	3,432
Total liabilities	$2,589	$—	$3,432	$6,021

Money market funds are classified as cash and cash equivalents. U.S. treasury securities are classified as cash equivalents when the date from initial purchase to maturity is less than 90 days. The remaining investments are classified as short-term investments.

The carrying values of prepaid expenses, right of use assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The fair values of our short-term investments are Level 2 measurements as the US treasury securities are not the most recent offerings and are therefore not traded in an active market.

The fair value of the Public Warrants was determined from their trading value on public markets. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the year ended December 31, 2023, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $5,191 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

For the year ended December 31, 2022, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $84,000 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of December 31, 2023	As of December 31, 2022
Volatility	110.0%	72.0%
Stock price	$0.37	$2.02
Expected life of options	2.7 years	3.7 years
Risk-free rate	4.1%	4.1%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2022:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2022	17,248,601	$2,589	10,400,000	$3,432	27,648,601	$6,021
Change in value	—	$(2,071)	—	$(3,120)	—	$(5,191)
December 31, 2023	17,248,601	$518	10,400,000	$312	27,648,601	$830

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	Year Ended December 31,
	2023	2022
Compensation and benefits related	$4,063	$5,240
Professional services and other	912	568
Accrued expenses	$4,975	$5,808

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

In October 2022, the Company paid off the entire term loan balance. As the Company chose to repay the term loan prior to the second anniversary of the term loan closing, a prepayment fee of 2% of the outstanding principal balance applied. The outstanding balance of the term loan was $0 at December 31, 2023 and December 31, 2022.

Deferred Financing Costs

In connection with the term loan, the Company incurred $100 in expenses which were netted against the long-term portion of the term loan proceeds. The Company amortized these costs over the life of the borrowing. In the years ended December 31, 2023 and 2022, $0 and $75, respectively of capitalized costs were amortized to interest expense.

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans were collateralized by the underlying machinery. As of December 31, 2023 and 2022, the aggregate outstanding principal balance of the equipment loans was $0 and $16, respectively. The equipment loans were fully paid off in April 2023.

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. The operating lease includes variable lease payments, which are primarily related to common area maintenance and taxes. Lease expense for the years ended December 31, 2023 and 2022 was $2,137 and $2,210, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
Lease costs	2023	2022
Operating lease costs	$2,137	$2,210
Variable lease costs	530	504
Total lease costs	$2,667	$2,714

Supplemental disclosure of cash flow information related to leases for the years ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022

Cash paid	$2,162	$1,644
Cash received	$—	$(1,200)
Total cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,162	$444

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022

Weighted-average remaining lease term (in years)	8.3	9.3
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023:

Years Ended December 31,
2024	2,286
2025	2,358
2026	2,430
2027	2,502
2028	2,574
Thereafter	8,856
Total future minimum lease payments	$21,006
Less imputed interest	(6,174)
Carrying value of lease liabilities	$14,832

10. INCOME TAXES

The Company’s entire pretax loss for the year ended December 31, 2023, and for its entire pretax income for the year ended December 31, 2022, were from its U.S. domestic operations.

The Company recorded a tax loss for the years ended December 31, 2023 and 2022. Therefore, the Company recorded no current or deferred income tax expense or benefit for the years ended December 31, 2023 and 2022.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income at US statutory rate	21%	21%
State taxes, net of federal benefit	8%	(126)%
Permanent differences	—	1%
Change in fair value of warrants	1%	(342)%
Return to provision	—	(28)%
Officer’s compensation	—	2%
Stock-based compensation	(2)%	6%
Tax credits	5%	(52)%
Change in valuation allowance	(33)%	518%
	0%	0%

The Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$34,636	$27,688
Tax credits	11,850	7,057
Stock based compensation	2,173	1,303
Capitalized R&D expenses	22,348	11,456
Accruals and reserves	843	1,034
Depreciation and amortization	93	61
Lease liability	4,053	4,240
Total deferred tax assets before valuation allowance	75,996	52,839
Valuation allowance	(72,865)	(49,518)
Net deferred tax assets	$3,131	$3,321
Deferred Tax Liabilities:
Right of use asset	(3,131)	(3,321)
Total deferred tax liabilities	(3,131)	(3,321)
Net deferred tax assets (liability)	$—	$—

The deferred tax assets consist principally of net operating loss carryforwards and research and development tax credits. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of projected future taxable income, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company has determined that it was more likely than not that the Company would not recognize the benefits of its federal and state net deferred tax assets. Accordingly, the Company has a full valuation allowance against the deferred tax assets as of December 31, 2023 and 2022. The change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $23.3 million and $26.7 million, respectively.

The Company has incurred losses since inception that would generally be available to reduce future taxable income. As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $128.8 million which includes $2.8 million that expire at various dates from 2034 through 2037, and $126.0 million that have an unlimited carryforward period. As of December 31, 2023, the Company had state net operating loss carryforwards of $120.2 million which includes $120.0 million that expire at various dates from 2035 through 2043, and $0.2 million that have an unlimited carryforward period.

As of December 31, 2023, the Company had U.S. federal research and development tax credits of $8.0 million, which begin to expire in 2035. As of December 31, 2023, the Company had state research and development tax credits of $5.0 million, which begin to expire in 2034.

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

The Company files income tax returns in the U.S. federal jurisdiction and in any state and local jurisdiction in which it operates. The Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2023, the tax years from 2019 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2023, the Company has not recorded any liabilities related to uncertain tax positions in its financial statements. Similarly, the Company has not accrued any interest and penalties related to uncertain tax positions as of December 31, 2023. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Authorized Shares

At December 31, 2023, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2023, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2023	3,085,123	$5.01
Granted	5,081,863	$2.08
Vested	(1,493,445)	$4.08
Forfeited	(1,034,008)	$2.92
Balance of unvested shares - December 31, 2023	5,639,533	$3.01

Total stock-based compensation related to RSUs and PSU’s during the years ended December 31, 2023 and 2022, was $6,120 and $5,286, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $12,326 and is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of the RSUs granted and vested during the year ended December 31, 2023 was $1,864 and $2,034, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2023 was $2,068.

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

During the years ended December 31, 2023 and 2022, the Company granted options to purchase 4,217,330 and 5,576,191 shares, respectively of Class A common stock, to employees and consultants with a fair value of $5,651 and $15,461, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.42% - 4.39%	1.94% - 3.92%
Expected term (in years)	6.02 - 6.08	5.52 - 6.08
Dividend yield	—%	—%
Expected volatility	74.42% - 79.44%	68.87% - 70.26%

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

As of December 31, 2023, there was $13,069 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of December 31, 2023 are expected to be recognized over a weighted-average period of 2.38 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Year Ended December 31,
	2023	2022
Research and development	$3,164	$2,696
Sales and marketing	1,256	1,296
General and administrative	8,847	8,263
Total	$13,267	$12,255

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 7,228,226 shares available for future equity grants under the 2021 Plan at December 31, 2023.

The option activity of the 2021 Plan for the year ended December 31, 2023, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Options outstanding at January 1, 2023	14,192,417	$3.90	8.26
Granted	4,217,330	1.96
Exercised	(1,087,090)	0.27
Forfeited, expired, or cancelled	(5,057,319)	4.32
Options vested and expected to vest at December 31, 2023	12,265,338	$3.37	7.57

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.34 and $2.77, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was $1,774 and $10,066, respectively. The aggregate intrinsic value of options outstanding at December 31, 2023 was $79.

Common Stock Reserved for Future Issuance

As of December 31, 2023 and 2022, the Company has reserved the following shares of Class A Common Stock for future issuance (in thousands):

	As of December 31,
	2023	2022
Common stock options outstanding	12,265	14,192
Restricted stock units outstanding	5,640	3,085
Shares available for issuance under the 2021 Plan	7,228	3,465
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	52,782	48,391

12. EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $894 and $802 for the years ended December 31, 2023 and 2022, respectively.

13. NET INCOME/(LOSS) PER SHARE

The Company computes basic income/(loss) per share using net income/(loss) attributable to Vicarious Surgical Inc. common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Years Ended December 31,
	2023	2022
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss)	$(71,071)	$5,157

Denominator for basic net income/(loss) per share:
Weighted average shares	146,006,388	121,791,878

Denominator for diluted net income/(loss) per share:
Weighted average shares	146,006,388	127,528,509

Net income/(loss) per share of Class A and Class B common stock – basic and diluted	$(0.49)	$0.04

For the year ended December 31, 2023, 45,553,472 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that no subsequent events have occurred that would require recognition or disclosure in these financial statements.

******