Form 10-Q
period 2024-03-31
Vicarious Surgical Inc.
filed 2024-04-29
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 21, 2024, the registrant had 127,595,800 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$38,222	$52,822
Short-term investments	45,904	45,355
Prepaid expenses and other current assets	2,985	2,776
Total current assets	87,111	100,953
Restricted cash	936	936
Property and equipment, net	5,891	6,402
Right-of-use assets	11,243	11,459
Other long-term assets	105	114
Total assets	$105,286	$119,864

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,272	$1,258
Accrued expenses	2,716	4,975
Lease liabilities, current portion	1,088	1,047
Total current liabilities	5,076	7,280
Lease liabilities, net of current portion	13,503	13,785
Warrant liabilities	2,697	830
Total liabilities	21,276	21,895

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 156,375,723 and 155,885,004 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15	15
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at March 31, 2024 and December 31, 2023; 19,619,760 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	233,747	230,654
Accumulated other comprehensive income	(41)	10
Accumulated deficit	(149,713)	(132,712)
Total stockholders’ equity	84,010	97,969
Total liabilities and stockholders’ equity	$105,286	$119,864

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$9,968	$13,356
Sales and marketing	1,141	1,960
General and administrative	5,000	6,999
Total operating expenses	16,109	22,315
Loss from operations	(16,109)	(22,315)
Other income (expense):
Change in fair value of warrant liabilities	(1,867)	(6,079)
Interest and other income	975	1,473
Interest expense	—	(1)
Loss before income taxes	(17,001)	(26,922)
Provision for income taxes	—	—
Net loss	$(17,001)	$(26,922)
Net loss per share of Class A and Class B common stock, basic and diluted	$(0.10)	$(0.21)

Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments	(51)	65
Other comprehensive gain/(loss)	(51)	65
Comprehensive net loss	$(17,052)	$(26,857)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	175,504,764	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	25,700	—	2	—	—	2
Vesting of restricted stock	465,019	—	—	—	—	—
Stock-based compensation	—	—	3,091	—	—	3,091
Net loss	—	—	—	(17,001)	—	(17,001)
Other comprehensive loss	—	—	—	—	(51)	(51)
Balance, March 31, 2024	175,995,483	$17	$233,747	$(149,713)	$(41)	$84,010

	Three Months Ended March 31, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	125,879,005	$13	$172,674	$(61,641)	$—	$111,046
Exercise of common stock options	324,407	—	85	—	—	85
Vesting of restricted stock	274,951	—	—	—	—	—
Stock-based compensation	—	—	3,254	—	—	3,254
Proceeds from short swing rule	—	—	200	—	—	200
Net loss	—	—	—	(26,922)	—	(26,922)
Other comprehensive income	—	—	—	—	65	65
Balance, March 31, 2023	126,478,363	$13	$176,213	$(88,563)	$65	$87,728

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,001)	$(26,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	521	441
Stock-based compensation	3,091	3,254
Non-cash lease expense	216	196
Change in fair value of warrant liabilities	1,867	6,079
Change in accrued interest and net accretion of discounts on short-term investments	(466)	(169)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(209)	623
Accounts payable	14	170
Accrued expenses	(2,259)	(1,979)
Lease liabilities	(241)	(150)
Other noncurrent assets	9	(113)
Net cash used in operating activities	(14,458)	(18,570)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(306)
Purchases of available-for-sale investments	(19,493)	(43,522)
Proceeds from sales and maturities of available-for-sale investments	19,359	—
Net cash used in investing activities	(144)	(43,828)
Cash flows from financing activities:
Repayment of equipment loans	—	(12)
Proceeds from short swing rule	—	200
Proceeds from exercise of stock options	2	85
Net cash provided by financing activities	2	273
Change in cash, cash equivalents and restricted cash	(14,600)	(62,125)
Cash, cash equivalents and restricted cash, beginning of period	53,758	117,144
Cash, cash equivalents and restricted cash, end of period	$39,158	$55,019

Reconciliation of restricted cash:
Cash and cash equivalents	38,222	54,083
Restricted cash	936	936
	$39,158	$55,019
Supplemental cash flow information:
Interest paid	$—	$1

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$—	$10

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

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $84,126 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2024, our results of operations, and stockholders’ deficit for the three months ended March 31, 2024 and 2023, and our cash flows for the three-month periods ended March 31, 2024 and 2023. The operating results for the three-month period ended March 31, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at March 31, 2024 and December 31, 2023 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $51 for the three-month period ended March 31, 2024. There were unrealized gains of $65 for the three-month period ended March 31, 2023.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through March 31, 2024, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,945	4	(45)	45,904
Total assets	$45,945	$4	$(45)	$45,904

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,345	36	(26)	45,355
Total assets	$45,345	$36	$(26)	$45,355

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2024 was $38,320. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2024. As of March 31, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2024.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2024	2023
Machinery and equipment	3 to 5 years	$3,155	$3,162
Furniture and fixed assets	3 to 7 years	1,158	1,173
Computer hardware and software	3 years	1,348	1,328
Leasehold improvements	Lesser of lease term or asset life	4,300	4,288
Total property and equipment		9,961	9,951
Less accumulated depreciation		(4,070)	(3,549)
Property and equipment, net		$5,891	$6,402

Depreciation expense for the three months ended March 31, 2024 and 2023 was $521 and $441, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	March 31, 2024
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,830	$—	$—	$31,830
U.S. treasury securities	—	45,904		45,904
Total assets	$31,830	$45,904	$—	$77,734

Liabilities:
Warrant liabilities - public warrants	$1,553	$—	$—	$1,553
Warrant liabilities - private warrants	—	—	1,144	1,144
Total liabilities	$1,553	$—	$1,144	$2,697

	December 31, 2023
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,489	$—	$—	$31,489
U.S. treasury securities	—	45,355		45,355
Total assets	$31,489	$45,355	$—	$76,844

Liabilities:
Warrant liabilities - public warrants	$518	$—	$—	$518
Warrant liabilities - private warrants	—	—	312	312
Total liabilities	$518	$—	$312	$830

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

For the three months ended March 31, 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $1,867 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of March 31, 2024	As of December 31, 2023
Volatility	167.5%	110.0%
Stock price	$0.30	$0.37
Expected life of options	2.5 years	2.7 years
Risk-free rate	4.5%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2023:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2023	17,248,601	$518	10,400,000	$312	27,648,601	$830
Change in value	—	$1,035	—	$832	—	$1,867
March 31, 2024	17,248,601	$1,553	10,400,000	$1,144	27,648,601	$2,697

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	March 2024	December 31, 2023
Compensation and benefits related	$1,993	$4,063
Professional services and other	723	912
Accrued expenses	$2,716	$4,975

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense was $534 for the three months ended March 31, 2024 and 2023.

A summary of the components of lease costs for the Company under ASC 842 for the three months ended March 31, 2024 and March 31, 2023, respectively were as follows:

	March 31,
Lease costs	2024	2023

Operating lease costs	$534	$534
Variable lease costs	$103	$114
Total lease costs	$637	$648

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2024 and 2023 was as follows:

	March 31,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$558	$488

The weighted-average remaining lease term and discount rate were as follows:

	March 31,
	2024	2023

Weighted-average remaining lease term (in years)	8.0	9.0
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2024:

Years Ended December 31,
2024, excluding the three months ended March 31, 2024	$1,728
2025	2,358
2026	2,430
2027	2,502
2028	2,574
Thereafter	8,856
Total future minimum lease payments	$20,448
Less imputed interest	(5,856)
Carrying value of lease liabilities	$14,592

9.	INCOME TAXES

For the three-month period ended March 31, 2024 and the year ended December 31, 2023, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Authorized Shares

At March 31, 2024, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of March 31, 2024, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2024, the Company had 17,248,601 Public Warrants and 10,400,000 Private Placement Warrants outstanding.

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

The Company issues RSUs of Class A common stock to certain employees and members of the board of directors. The RSUs vest over a four-year period. Performance-based RSUs are issued in the form of performance share units (“PSUs”). PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 2,510,422 PSUs were granted and an additional 2,510,422 PSUs could have been earned if certain performance measures are overachieved. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2024	5,639,533	$3.01
Granted	45,998	$0.30
Vested	(465,019)	$3.38
Forfeited	(823,934)	$1.99
Balance of unvested shares - March 31, 2024	4,396,578	$3.13

The total stock-based compensation related to the RSUs and PSUs during the three months ended March 31, 2024, was $1,564. As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $10,776 and is expected to be recognized over a weighted average period of 2.2 years. The aggregate intrinsic value of the RSUs granted and vested during the three months ended March 31, 2024 was $14 and $171, respectively. The aggregate intrinsic value of RSUs outstanding at March 31, 2024 was $1,326.

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

During the three months ended March 31, 2024 and March 31, 2023, the Company granted options to purchase 1,205,000 and 481,764 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $370 and $882 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Risk-free interest rate	4.27%	3.53% - 4.17%
Expected term, in years	6.08	6.07 - 6.08
Dividend yield	—%	—%
Expected volatility	92.78%	76.18% - 76.22%

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

As of March 31, 2024, there was $11,549 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of March 31, 2024 are expected to be recognized over a weighted-average period of 2.21 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended March 31,
	2024	2023
Research and development	$635	$861
Sales and marketing	344	293
General and administrative	2,112	2,100
Total	$3,091	$3,254

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 7,514,991 shares available for future equity grants under the 2021 Plan at March 31, 2024.

The option activity of the 2021 Plan for the three months ended March 31, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2024	12,265,338	$3.37	7.57
Granted	1,205,000	0.40
Exercised	(25,700)	0.07
Forfeited, expired, or cancelled	(713,829)	3.50
Options vested and expected to vest at March 31, 2024	12,730,809	$3.09	7.78

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.31 and $1.83, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and March 31, 2023 was $9 and $757, respectively. The aggregate intrinsic value of options outstanding at March 31, 2024 was $50.

Common Stock Reserved for Future Issuance

As of March 31, 2024 and December 31, 2023, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Common stock options outstanding	12,731	12,265
Restricted stock units outstanding	4,397	5,640
Shares available for issuance under the 2021 Plan	7,515	7,228
Public warrants	17,249	17,249
Private warrants	10,400	10,400
Total shares of authorized Common Stock reserved for future issuance	52,292	52,782

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $230 and $358 for the three-month periods ended March 31, 2024 and 2023, respectively.

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

	For the Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(17,001)	$(26,922)

Denominator for basic and diluted net loss per share:
Weighted average shares	175,709,479	126,130,189

Net loss per share of Class A and Class B common stock – basic and diluted	$(0.10)	$(0.21)

For the three months ended March 31, 2024, 44,775,988 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable, single-port surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology which is being designed with proprietary human-like motion, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

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

Financial Highlights

We are pre-revenue generating as of March 31, 2024.

We incurred net losses of $17,001 and $26,922 for the three months ended March 31, 2024 and March 31, 2023, respectively. These losses include losses of $1,867 and $6,079 related to the change in valuation of our warrant obligations for the three months ended March 31, 2024 and March 31, 2023, respectively. Our loss from operations prior to the warrant loss and other income and expense items was $16,109 and $22,315 for the three months ended March 31, 2024 and March 31, 2023, respectively, representing a period-over-period gain of 28%, which was primarily due to decreases of $4,174 in personnel-related expenses, $1,202 in in professional services and $514 in insurance expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 39%, from an average of 216 people in the three months ended March 31, 2023 to an average of 131 people in the three months ended March 31, 2024.

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

Interest Expense

Interest expense consists primarily of interest incurred on our equipment loans that were paid off in April 2023.

Results of Operations

The following table sets forth our historical operating results for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,			%
(in thousands, except for per share amounts)	2024	2023	Change	Change

Operating expenses:
Research and development	$9,968	$13,356	$(3,388)	(25)%
Sales and marketing	1,141	1,960	(819)	(42)%
General and administrative	5,000	6,999	(1,999)	(29)%
Total operating expenses	16,109	22,315	(6,206)	(28)%
Loss from operations	(16,109)	(22,315)	6,206	(28)%
Other income (expense):
Change in fair value of warrant liabilities	(1,867)	(6,079)	4,212	(69)%
Interest and other income	975	1,473	(498)	(34)%
Interest expense	—	(1)	1	(100)%
Loss before income taxes	(17,001)	(26,922)	9,921	(37)%
Provision for income taxes	—	—	—	N/M
Net loss	$(17,001)	$(26,922)	$9,921	(37)%
Net loss per common share, basic and diluted	$(0.10)	$(0.21)	$0.11	(52)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(51)	65	(116)	(178)%
Other comprehensive gain (loss)	(51)	65	(116)	(178)%
Comprehensive gain (loss)	$(17,052)	$(26,857)	$9,805	(37)%

Comparison of the Three Months ended March 31, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $3,388, or 25%, to $9,968 during the three months ended March 31, 2024, compared to $13,356 during the three months ended March 31, 2023. This decrease was primarily due to decreases of $2,984 of personnel-related expenses and $544 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 38%, from an average of 168 people in the three months ended March 31, 2023 to an average of 105 people in the three months ended March 31, 2024.

Sales and Marketing Expenses. S&M expenses decreased $819, or 42%, to $1,141 during the three months ended March 31, 2024, compared to $1,960 during the three months ended March 31, 2023. This decrease was primarily due to decreases of $559 of personnel-related expenses and $147 in professional services. The decrease in personnel-related expense was due to an average headcount decrease of 44%, from an average of 18 people in the three months ended March 31, 2023 to an average of 10 people for the three months ended March 31, 2024.

General and Administrative Expenses. G&A expenses decreased $1,999, or 29%, to $5,000 during the three months ended March 31, 2024, compared to $6,999 during the three months ended March 31, 2023. This decrease was due to decreases of $632 in personnel-related expenses, $511 in professional fees, $530 in insurance expenses and $229 in business taxes. The decrease in personnel-related expense was due to an average headcount decrease of 47% from an average of 30 people in the three months ended March 31, 2023 to 16 people in the three months ended March 31, 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended March 31, 2024 was a $1,867 loss. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2023 and the end of the reporting period, March 31, 2024.

Interest and Other Income. Interest and other income decreased by $498, or 34%, to $975 during the three months ended March 31, 2024, compared to $1,473 during the three months ended March 31, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $1 to $0 during the three months ended March 31, 2024, compared to $1 during the three months ended March 31, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the three months ended March 31, 2024 and the year ended December 31, 2023 was $14,458 and $62,305, respectively. As of March 31, 2024, we held cash and cash equivalents of $38,222, short-term investments of $45,904 and had an accumulated deficit of $149,713.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $84,126 as of March 31, 2024 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 4, 2024 and in other filings that we make with the Securities and Exchange Commission from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the three months ended March 31, 2024.

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

Cash

Our cash and cash equivalents and short-term investments balance as of March 31, 2024 was $38,222 and $45,904, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the three months ended March 31, 2024 and March 31, 2023

	Three months ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(14,458)	$(18,570)
Net cash used in investing activities	$(144)	$(43,828)
Net cash provided by financing activities	$2	$273

Cash flows used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $14,458, attributable to net loss of $17,001 and a net change in our net operating assets and liabilities of $2,686 and non-cash items of $5,229. Non-cash items consisted of a loss of $1,867 due to the change in fair value of our warrant liabilities, $3,091 in stock-based compensation, $521 of depreciation and amortization, $216 for non-cash lease expense and partially offset by a $466 change in accrued interest and net accretion of discounts on marketable securities. The $2,686 change in our net operating assets and liabilities was primarily due to decreases of $2,259 in accrued expenses, $241 in lease liabilities, $14 in accounts payable, $9 in other noncurrent assets, and partially offset by a $209 increase in prepaid expenses.

Net cash used in operating activities during the three months ended March 31, 2023 was $18,570, attributable to net loss of $26,922 and a net change in our net operating assets and liabilities of $1,449 and non-cash items of $9,801. Non-cash items consisted of a loss of $6,079 due to the change in fair value of our warrant liabilities, $3,254 in stock-based compensation, $441 of depreciation and amortization, $196 for non-cash lease expense and partially offset by a $169 change in accrued interest and net accretion of discounts on marketable securities. The $1,449 change in our net operating assets and liabilities was primarily due to a $1,979 increase in accrued expenses, $150 in lease liabilities, and $113 in other noncurrent assets, partially offset by a $170 increase in accounts payable.

Cash flows used in Investing Activities

Net cash used by investing activities for the three months ended March 31, 2024 was $144 consisting of $19,493 for purchases of available-for-sale investments, $10 for fixed asset purchases consisting mainly of leasehold improvements and partially offset by $19,359 in proceeds from sales and maturities of available-for-sale investments.

Net cash used by investing activities for the three months ended March 31, 2023 was $43,828 consisting of $43,522 for available-for-sale investments and $306 for fixed asset purchases consisting mainly of R&D equipment and leasehold improvements.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $2 that was received for stock option exercises.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Our management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the first quarter of 2024.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Offer Letter, dated January 18, 2024, by and between Vicarious Surgical Inc. and Randy Clark.	Form 10-K (Exhibit 10.6)	3/4/2024	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

April 29, 2024	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer
(Principal Executive Officer)

April 29, 2024	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)