Form 10-Q/A
period 2024-03-31
Vicarious Surgical Inc.
filed 2024-05-13
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of April 21, 2024, the registrant had 156,415,070 shares of Class A common stock outstanding and 19,619,760 shares of Class B common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Vicarious Surgical Inc. (the “Company”) for the fiscal quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2024 (the “Original Filing”). This Amendment is being filed solely to correct an error in the number of shares of Class A common stock outstanding on the cover page of the Original Filing. The correct number of shares of Class A common stock outstanding as of April 21, 2024, is 156,415,070, as indicated on the cover page of this Amendment.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

May 13, 2024	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer
(Principal Executive Officer)

May 13, 2024	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

2