Form 10-Q
period 2024-06-30
Vicarious Surgical Inc.
filed 2024-08-13
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-39384

VICARIOUS SURGICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2678169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Fourth Avenue Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

617-868-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	RBOT	The New York Stock Exchange
Warrants: Thirty (30) whole warrants are exercisable to purchase one share of Class A common stock at $345.00 per share	RBOT WS	The New York Stock Exchange

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

As of August 5, 2024, the registrant had 5,243,313 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

ii

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	the ongoing effect of the recently completed reverse stock split of our Class A common stock on the price or trading of our Class A common stock, including potential continued adverse impacts on the liquidity of our Class A common stock;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so; and

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adversely impacting our supply chain.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere herein and in other filings that we make from time to time with the Securities and Exchange Commission. The risks described in such filings are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,250	$52,822
Short-term investments	52,980	$45,355
Prepaid expenses and other current assets	2,703	2,776
Total current assets	75,933	100,953
Restricted cash	936	936
Property and equipment, net	5,325	6,402
Right-of-use assets	11,021	11,459
Other long-term assets	132	114
Total assets	$93,347	$119,864

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,355	$1,258
Accrued expenses	4,695	4,975
Lease liabilities, current portion	1,131	1,047
Total current liabilities	7,181	7,280
Lease liabilities, net of current portion	13,198	13,785
Warrant liabilities	1,107	830
Total liabilities	21,486	21,895

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 5,226,469 and 5,196,166 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15	15
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at June 30, 2024 and December 31, 2023; 653,990 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	236,813	230,654
Accumulated other comprehensive (loss) income	(51)	10
Accumulated deficit	(164,918)	(132,712)
Total stockholders’ equity	71,861	97,969
Total liabilities and stockholders’ equity	$93,347	$119,864

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,924	$12,714	$20,892	$26,070
Sales and marketing	1,197	1,666	2,338	3,626
General and administrative	5,592	7,078	10,592	14,077
Total operating expenses	17,713	21,458	33,822	43,773
Loss from operations	(17,713)	(21,458)	(33,822)	(43,773)
Other income (expense):
Change in fair value of warrant liabilities	1,590	5,081	(277)	(998)
Interest and other income	918	1,044	1,893	2,517
Interest expense	—	(1)	—	(2)
Loss before income taxes	(15,205)	(15,334)	(32,206)	(42,256)
Provision for income taxes	—	—	—	—
Net loss	$(15,205)	$(15,334)	$(32,206)	$(42,256)
Net loss per share of Class A and Class B common stock, basic and diluted	$(2.59)	$(3.62)	$(5.49)	$(10.02)

Other comprehensive loss:
Net unrealized loss on investments	(10)	(195)	(61)	(130)
Other comprehensive loss	(10)	(195)	(61)	(130)
Comprehensive net loss	$(15,215)	$(15,529)	$(32,267)	$(42,386)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, March 31, 2024	5,866,525	$17	$233,747	$(149,713)	$(41)	$84,010
Vesting of restricted stock	13,934	—	—	—	—	—
Stock-based compensation	—	—	3,066	—	—	3,066
Net loss	—	—	—	(15,205)	—	(15,205)
Other comprehensive income/(loss)	—	—	—	—	(10)	(10)
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861

	Six Months Ended June 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	858	—	2	—	—	2
Vesting of restricted stock	29,443	—	—	—	—	—
Stock-based compensation	—	—	6,157	—	—	6,157
Net loss	—	—	—	(32,206)	—	(32,206)
Other comprehensive income/(loss)	—	—	—	—	(61)	(61)
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861

	Three Months Ended June 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, March 31, 2023	4,215,946	$13	$176,213	$(88,563)	$65	$87,728
Exercise of common stock options	16,980	—	166	—	—	166
Vesting of restricted stock	9,322	—	—	—	—	—
Stock-based compensation	—	—	3,324	—	—	3,324
Net loss	—	—	—	(15,334)	—	(15,334)
Other comprehensive income/(loss)	—	—	—	—	(195)	(195)
Balance, June 30, 2023	4,242,248	$13	$179,703	$(103,897)	$(130)	$75,689

	Six Months Ended June 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2023	4,195,967	$13	$172,674	$(61,641)	$—	$111,046
Exercise of common stock options	27,794	—	251	—	—	251
Vesting of restricted stock	18,487	—	—	—	—	—
Stock-based compensation	—	—	6,578	—	—	6,578
Proceeds from short swing rule	—	—	200	—	—	200
Net loss	—	—	—	(42,256)	—	(42,256)
Other comprehensive income/(loss)	—	—	—	—	(130)	(130)
Balance, June 30, 2023	4,242,248	$13	$179,703	$(103,897)	$(130)	$75,689

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(32,206)	$(42,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,058	882
Loss on disposal of property and equipment	35	—
Stock-based compensation	6,157	6,578
Non-cash lease expense	438	397
Change in fair value of warrant liabilities	277	998
Change in accrued interest and net accretion of discounts on short-term investments	(607)	(434)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73	1,698
Accounts payable	97	(181)
Accrued expenses	(280)	(872)
Lease liabilities	(503)	(374)
Other noncurrent assets	(18)	(88)
Net cash used in operating activities	(25,479)	(33,652)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(514)
Purchases of available-for-sale investments	(38,892)	(62,205)
Proceeds from sales and maturities of available-for-sale investments	31,813	12,535
Net cash used in investing activities	(7,095)	(50,184)
Cash flows from financing activities:
Repayment of equipment loans	—	(16)
Proceeds from short swing rule	—	200
Proceeds from exercise of stock options	2	251
Net cash provided by financing activities	2	435
Change in cash, cash equivalents and restricted cash	(32,572)	(83,401)
Cash, cash equivalents and restricted cash, beginning of period	53,758	117,144
Cash, cash equivalents and restricted cash, end of period	$21,186	$33,743

Reconciliation of restricted cash:
Cash and cash equivalents	20,250	32,807
Restricted cash	936	936
	$21,186	$33,743
Supplemental cash flow information:
Interest paid	$—	$1

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$—	$36

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

The Company is currently developing its differentiated surgical robotic system using proprietary de-coupled actuators to virtually transport surgeons inside the patient to perform minimally invasive surgical procedures.

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $73,230 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2024, our results of operations, and stockholders’ equity for the three and six-month periods ended June 30, 2024 and 2023, and our cash flows for the six-month periods ended June 30, 2024 and 2023. The operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

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

Reverse Stock Split

On June 12, 2024, the Company effected a 1-for-30 reverse stock split (“Reverse Split”) of its issued and outstanding shares of Class A and Class B common stock. The Reverse Split did not change the number of authorized shares of Class A and Class B common stock. All references in these unaudited condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 10 – Stockholders’ Equity and Stock-Based Compensation – Reverse Stock Split).

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at June 30, 2024 and December 31, 2023 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $10 and $61 for the three and six-month periods ended June 30, 2024, respectively. There were unrealized losses of $195 and $130 for the three and six-month periods ended June 30, 2023, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through June 30, 2024, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation, including stock options, performance-based stock options (“PSOs”), restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), warrants and other forms of equity issued as compensation for services, at fair value and recognizes stock-based compensation expense for those equity awards, net of actual forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The fair value of the Company’s stock options and PSOs on the date of grant is determined by a Black-Scholes option pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgment regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purpose of this calculation, outstanding stock options, PSOs, restricted stock units, PSUs and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	53,031	—	(51)	52,980
Total assets	$53,031	$—	$(51)	$52,980

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,345	36	(26)	45,355
Total assets	$45,345	$36	$(26)	$45,355

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2024 was $47,576. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2024. As of June 30, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2024.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2024	2023
Machinery and equipment	3 to 5 years	$3,162	$3,162
Furniture and fixtures	3 to 7 years	1,020	1,173
Computer hardware and software	3 years	1,348	1,328
Leasehold improvements	Lesser of lease term or asset life	4,300	4,288
Total property and equipment		9,830	9,951
Less accumulated depreciation		(4,505)	(3,549)
Property and equipment, net		$5,325	$6,402

Depreciation expense for the three and six-month periods ended June 30, 2024 was $524 and $1,058, respectively. Depreciation expense for the three and six-month periods ended June 30, 2023 was $440 and $882, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	June 30, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$15,639	$—	$—	$15,639
U.S. treasury securities	—	52,980		52,980
Total assets	$15,639	$52,980	$—	$68,619

Liabilities:
Warrant liabilities - public warrants	$691	$—	$—	$691
Warrant liabilities - private warrants	—	—	416	416
Total liabilities	$691	$—	$416	$1,107

	December 31, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,489	$—	$—	$31,489
U.S. treasury securities	—	45,355		45,355
Total assets	$31,489	$45,355	$—	$76,844

Liabilities:
Warrant liabilities - public warrants	$518	$—	$—	$518
Warrant liabilities - private warrants	—	—	312	312
Total liabilities	$518	$—	$312	$830

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

For the three months ended June 30, 2024, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $1,590 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $277 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of June 30, 2024	As of December 31, 2023
Volatility	162.5%	110.0%
Stock price	$5.87	$11.10
Expected life of warrants	2.2 years	2.7 years
Risk-free rate	4.7%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2023:

	Public		Private		Total
	Warrants	Value	Warrants	Value	Warrants	Value
December 31, 2023	17,248,601	$518	10,400,000	$312	27,648,601	$830
Change in value	—	$1,035	—	$832	—	$1,867
March 31, 2024	17,248,601	$1,553	10,400,000	$1,144	27,648,601	$2,697
Change in value	—	$(862)	—	$(728)	—	$(1,590)
June 30, 2024	17,248,601	$691	10,400,000	$416	27,648,601	$1,107

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	June 30, 2024	December 31, 2023
Compensation and benefits related	$3,331	$4,063
Professional services and other	1,364	912
Accrued expenses	$4,695	$4,975

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense for the three and six-month periods ended June 30, 2024 was $534 and $1,069, respectively. Lease expense for the three and six-month periods ended June 30, 2023 was $534 and $1,069, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the six months ended June 30, 2024 and June 30, 2023, respectively is as follows:

	June 30,
Lease costs	2024	2023
Operating lease costs	$1,069	$1,069
Variable lease costs	246	253
Total lease costs	$1,315	$1,322

Supplemental disclosure of cash flow information related to leases for the six months ended June 30, 2024 and June 30, 2023, respectively is as follows:

	June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,134	$1,046

The weighted-average remaining lease term and discount rate were as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (in years)	8	9
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2024:

Years Ended December 31,
2024, excluding the six months ended June 30, 2024	$1,152
2025	2,358
2026	2,430
2027	2,502
2028	2,574
Thereafter	8,856
Total future minimum lease payments	$19,872
Less imputed interest	(5,543)
Carrying value of lease liabilities	$14,329

9.	INCOME TAXES

For the three and six-month periods ended June 30, 2024 and for the year ended December 31, 2023, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Reverse Stock Split

At Vicarious Surgical’s annual shareholder meeting held on June 10, 2024, the Company’s shareholders granted the Company’s board of directors (the “Board of Directors”) the discretion to effect a reverse stock split of the Company’s issued and outstanding Class A and Class B common stock through an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation at a ratio of not less than 1-for-5 and not greater than 1-for-30. The Board of Directors approved effecting a 1-for-30 reverse stock split and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on June 12, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

Authorized Shares

At June 30, 2024, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2024, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

Thirty (30) whole warrants are exercisable to purchase one share of Class A common stock at $345.00 per share. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

The warrants will expire on September 17, 2026 or earlier upon redemption or liquidation.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $540.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.30 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $540.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $300.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $3.00 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A common stock; and

●	if, and only if, the last reported sale price of Class A common stock shares equals or exceeds $300.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Stock Based Compensation

2021 Plan — In connection with the Closing, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 219,666 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 393,135 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 219,666 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 1, 2023, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 232,360 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 10, 2024, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 166,666 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

The 2021 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Under the 2021 Plan, incentive and nonqualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years. PSOs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSOs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In June 2024, 123,510 PSOs were granted and represent the maximum achievement levels based on the achievement of specific performance measures.

The 2021 Plan authorizes the Company to issue up to 1,231,496 shares of common stock (either Class A or Class B) pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

The Company issues RSUs of Class A common stock to certain employees and members of the Board of Directors. The RSUs vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 83,680 PSUs were granted and an additional 83,680 PSUs could have been earned if certain performance measures are overachieved. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2024	188,032	$90.16
Granted	1,534	$9.05
Vested	(15,488)	$101.25
Forfeited	(27,497)	$59.70
Balance of unvested shares - March 31, 2024	146,581	$93.85
Granted	19,995	$9.90
Vested	(13,955)	$111.47
Forfeited	(773)	$59.70
Balance of unvested shares - June 30, 2021	151,848	$81.35

The total stock-based compensation related to RSUs and PSUs during the three and six-month periods ended June 30, 2024 was $1,584 and $3,147, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $9,389 and is expected to be recognized over a weighted average period of 1.96 years. The aggregate intrinsic value of RSUs granted and vested during the six months ended June 30, 2024 was $126 and $315, respectively. The aggregate intrinsic value of RSUs outstanding at June 30, 2024 was $891.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the Class A common stock at the time of grant. For options with a service condition, the fair value of the Company’s stock options and warrants on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data and judgement regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

During the six months ended June 30, 2024 and June 30, 2023, the Company granted options to purchase 348,810 and 21,897 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $2,085 and $1,124 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.24% - 4.46%	3.42% - 4.17%
Expected term (in years)	5.81 - 6.31	6.07 - 6.08
Dividend yield	—%	—%
Expected volatility	92.78% - 99.51%	76.18% - 76.72%

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

As of June 30, 2024, there was $10,926 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of June 30, 2024 are expected to be recognized over a weighted-average period of 2.17 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$577	$805	$1,214	$1,666
Sales and marketing	343	302	686	595
General and administrative	2,146	2,217	4,257	4,317
Total	$3,066	$3,324	$6,157	$6,578

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 101,609 shares available for future equity grants under the 2021 Plan at June 30, 2024.

The option activity of the 2021 Plan for the six months ended June 30, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2024	408,999	$101.20	7.57
Granted	348,810	7.47
Exercised	(857)	2.02
Forfeited, expired, or cancelled	(36,367)	100.33
Options vested and expected to vest at June 30, 2024	720,585	$55.99	8.46

The weighted average grant date fair value of options granted during the six months ended June 30, 2024 and June 30, 2023 was $5.98 and $1.71, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and June 30, 2023 was $9 and $1,699, respectively. The aggregate intrinsic value of options outstanding at June 30, 2024 was $20.

Common Stock Reserved for Future Issuance

As of June 30, 2024 and December 31, 2023, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Common stock options outstanding	721	409
Restricted stock units outstanding	152	188
Shares available for issuance under the 2021 Plan	102	241
Public warrants	575	575
Private warrants	347	347
Total shares of authorized Common Stock reserved for future issuance	1,897	1,760

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $165 and $395 for the three and six-month periods ended June 30, 2024, respectively. For the three and six-month periods ended June 30, 2023, the company-funded matching contributions were $213 and $571, respectively.

12.	Net Loss Per Share

The Company computes basic income/(loss) per share using net income/(loss) attributable to Vicarious Surgical Inc. common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(15,205)	$(15,334)	$(32,206)	$(42,256)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,873,019	4,233,072	5,865,003	4,218,785

Net loss per share of Class A and Class B common stock – basic and diluted	$(2.59)	$(3.62)	$(5.49)	$(10.02)

For the six months ended June 30, 2024, 1,794,053 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and six-month periods ended June 30, 2024 and 2023, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Recent Developments

Reverse Stock Split

At our annual shareholder meeting held on June 10, 2024, our shareholders granted the Board of Directors the discretion to effect a reverse stock split of our issued and outstanding Class A and Class B common stock through an amendment (the “Certificate of Amendment”) to our Certificate of Incorporation at a ratio of not less than 1-for-5 and not greater than 1-for-30. The Board of Directors approved a 1-for-30 reverse stock split (the “Reverse Split”) and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on June 12, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value.

Regained Compliance with NYSE Continued Listing Requirements

As previously reported, on September 20, 2023, we received notice from the NYSE notifying us that, because average closing share price for the Company’s Class A common stock was less than $1.00 over a consecutive 30 trading-day period, the Company no longer met the NYSE’s continued listing criterion relating to minimum share price.

On July 26, 2024, we were notified by the NYSE that our Class A common stock had an average closing share price of at least $1.00 over the 30 trading-day period ending on July 26, 2024, and therefore we had regained compliance with the applicable NYSE continued listing standard.

Financial Highlights

We are pre-revenue generating as of June 30, 2024.

We incurred net losses of $32,206 and $42,256 for the six months ended June 30, 2024 and June 30, 2023, respectively. These losses include losses of $277 and $998 related to the change in valuation of our warrant obligations for the six months ended June 30, 2024 and June 30, 2023, respectively. Our loss from operations prior to the warrant loss and other income and expense items was $33,822 and $43,773 for the six months ended June 30, 2024 and June 30, 2023, respectively, representing a period-over-period gain of 23%, which was primarily due to decreases of $7,393 in personnel-related expenses, $1,488 in supplies and materials, and $953 in insurance expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 37%, from an average of 205 people in the six months ended June 30, 2023 to an average of 129 people for the six months ended June 30, 2024.

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

Results of Operations

The following table sets forth our historical operating results for three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands, except for per share amounts)	2024	2023	Change	% Change

Operating expenses:
Research and development	$10,924	$12,714	$(1,790)	(14)%
Sales and marketing	1,197	1,666	(469)	(28)%
General and administrative	5,592	7,078	(1,486)	(21)%
Total operating expenses	17,713	21,458	(3,745)	(17)%
Loss from operations	(17,713)	(21,458)	3,745	(17)%
Other income (expense):
Change in fair value of warrant liabilities	1,590	5,081	(3,491)	(69)%
Interest and other income	918	1,044	(126)	(12)%
Interest expense	—	(1)	1	(100)%
Loss before income taxes	(15,205)	(15,334)	129	(1)%
Provision for income taxes	—	—	—	N/M
Net loss	$(15,205)	$(15,334)	$129	(1)%
Net loss per common share, basic and diluted	$(2.59)	$(3.62)	$1.03	(28)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(10)	(195)	185	(95)%
Other comprehensive gain (loss)	(10)	(195)	185	(95)%
Comprehensive gain (loss)	$(15,215)	$(15,529)	$314	(2)%

Comparison of the Three Months ended June 30, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $1,790, or 14%, to $10,924 during the three months ended June 30, 2024, compared to $12,714 during the three months ended June 30, 2023. This decrease was primarily due to decreases of $2,696 of personnel-related expenses, $1,447 in materials and supplies, and offset by an increase of $2,537 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 35%, from an average of 159 people in the three months ended June 30, 2023 to an average of 103 people in the three months ended June 30, 2024.

Sales and Marketing Expenses. S&M expenses decreased $469, or 28%, to $1,197 during the three months ended June 30, 2024, compared to $1,666 during the three months ended June 30, 2023. This decrease was primarily due to decreases of $402 in professional services and $74 in personnel-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 23%, from an average of 13 people in the three months ended June 30, 2023 to an average of 10 people in the three months ended June 30, 2024.

General and Administrative Expenses. G&A expenses decreased $1,486, or 21%, to $5,592 during the three months ended June 30, 2024, compared to $7,078 during the three months ended June 30, 2023. This decrease was primarily due to decreases of $449 in personnel-related expenses, $459 of insurance expense, and $389 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 36%, from an average of 25 people in the three months ended June 30, 2023 to an average of 16 people in the three months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended June 30, 2024 was a $1,590 gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between March 31, 2024 and the end of the reporting period, June 30, 2024.

Interest and Other Income. Interest and other income decreased by $126 to $918 during the three months ended June 30, 2024, compared to $1,044 during the three months ended June 30, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $1 to $0 during the three months ended June 30, 2024, compared to $1 during the three months ended June 30, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

The following table sets forth our historical operating results for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands, except for per share amounts)	2024	2023	Change	% Change

Operating expenses:
Research and development	$20,892	$26,070	$(5,178)	(20)%
Sales and marketing	2,338	3,626	(1,288)	(36)%
General and administrative	10,592	14,077	(3,485)	(25)%
Total operating expenses	33,822	43,773	(9,951)	(23)%
Loss from operations	(33,822)	(43,773)	9,951	(23)%
Other income (expense):
Change in fair value of warrant liabilities	(277)	(998)	721	(72)%
Interest and other income	1,893	2,517	(624)	(25)%
Interest expense	—	(2)	2	(100)%
Loss before income taxes	(32,206)	(42,256)	10,050	(24)%
Provision for income taxes	—	—	—	N/M
Net loss	$(32,206)	$(42,256)	$10,050	(24)%
Net loss per common share, basic and diluted	$(5.49)	$(10.02)	$4.53	(45)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(61)	(130)	69	(53)%
Other comprehensive gain (loss)	(61)	(130)	69	(53)%
Comprehensive gain (loss)	$(32,267)	$(42,386)	$10,119	(24)%

Comparison of the Six Months ended June 30, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $5,178, or 20%, to $20,892 during the six months ended June 30, 2024, compared to $26,070 during the six months ended June 30, 2023. This decrease was primarily due to decreases of $5,679 in personnel-related expenses and $1,464 in materials and supplies, and partially offset by an increase of $1,957 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 34%, from an average of 158 people in the six months ended June 30, 2023 to an average of 104 people in the six months ended June 30, 2024.

Sales and Marketing Expenses. S&M expenses decreased $1,288, or 36%, to $2,338 during the six months ended June 30, 2024, compared to $3,626 during the six months ended June 30, 2023. This decrease was primarily due to decreases of $633 in personnel-related expenses and $549 in professional services. The decrease in personnel-related expense was due primarily to an average headcount decrease of 44%, from an average of 18 people in the six months ended June 30, 2023 to an average of 10 people for the six months ended June 30, 2024.

General and Administrative Expenses. G&A expenses decreased $3,485, or 25%, to $10,592 during the six months ended June 30, 2024, compared to $14,077 during the six months ended June 30, 2023. This decrease was primarily due to decreases of $1,081 in personnel-related expenses, $990 in insurance expense, $900 of professional fees, $117 in software expense and $296 in other operating costs. The decrease in personnel-related expense was due primarily to an average headcount decrease of 45%, from an average of 29 people in the six months ended June 30, 2023 to an average of 16 people for the six months ended June 30, 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the six months ended June 30, 2024 was a $277 loss. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2023 and the end of the reporting period, June 30, 2024.

Interest and Other Income. Interest and other income decreased by $624 to $1,893 during the six months ended June 30, 2024, compared to $2,517 during the six months ended June 30, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $2 to $0 during the six months ended June 30, 2024, compared to $2 during the six months ended June 30, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of Class A common stock. Net cash used in our operating activities for the six months ended June 30, 2024 and the year ended December 31, 2023 was $25,479 and $62,305, respectively. As of June 30, 2024, we held cash and cash equivalents of $20,250, short-term investments of $52,980 and had an accumulated deficit of $164,918.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $73,230 as of June 30, 2024 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in the “Risk Factors” sections in Part I, Item 1A in our Annual Report on Form 10-K filed with the SEC on March 4, 2024, in Part II, Item 1A in this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not issue any Class A common stock under our sales agreement with Cowen and Company, LLC during the six months ended June 30, 2024.

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

Cash

Our cash and cash equivalents and short-term investments balance as of June 30, 2024 was $20,250 and $52,980, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the six months ended June 30, 2024 and June 30, 2023

	Six months ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(25,479)	$(33,652)
Net cash used in investing activities	$(7,095)	$(50,184)
Net cash provided by financing activities	$2	$435

Cash flows used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $25,479, attributable to a net loss of $32,206 offset by a $631 net change in our net operating assets and liabilities and non-cash items of $7,358. Non-cash items consisted of $6,157 in stock-based compensation, a loss of $277 due to the change in fair value of our warrant liabilities, $1,058 of depreciation and amortization, $438 for non-cash lease expense, a $35 loss on disposal of property and equipment and partially offset by a $607 change in accrued interest and net accretion of discounts on marketable securities. The $631 change in our net operating assets and liabilities was due to a $280 decrease in accrued expenses, a $503 decrease in lease liabilities, and a $18 decrease in other noncurrent assets and was partially offset by a $73 increase in prepaid and other current assets a $97 increase in accounts payable.

Net cash used in operating activities during the six months ended June 30, 2023 was $33,652, attributable to a net loss of $42,256 offset by a $183 net change in our net operating assets and liabilities and non-cash items of $8,421. Non-cash items consisted of $6,578 in stock-based compensation, a loss of $998 due to the change in fair value of our warrant liabilities, $882 of depreciation and amortization, $397 for non-cash lease expense and partially offset by a $434 change in accrued interest and net accretion of discounts on marketable securities. The $183 change in our net operating assets and liabilities was due to a $1,698 increase in prepaid and other current assets and was partially offset by a $872 decrease in accrued expenses, a $374 decrease in lease liabilities, a $181 decrease in accounts payable, and a $88 decrease in other noncurrent assets.

Cash flows used in Investing Activities

Net cash used by investing activities for the six months ended June 30, 2024 was $7,095 consisting of $38,892 used for purchases of available-for-sale investments and $16 for fixed asset purchases, and partially offset by $31,813 in proceeds from sales and maturities of available-for-sale investments.

Net cash used by investing activities for the six months ended June 30, 2023 was $50,184 consisting of $62,205 used for purchases of available-for-sale investments and $514 for fixed asset purchases, and partially offset by $12,535 in proceeds from sales and maturities of available-for-sale investments.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $2 that was received for stock option exercises.

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

While our significant accounting policies are described in the notes to our historical condensed consolidated financial statements (see Note 2 of the accompanying unaudited condensed consolidated financial statements), we believe the following critical accounting policy requires significant judgment and estimates in the preparation of our condensed consolidated financial statements:

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 4, 2024, other than the risk factors described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Our failure to maintain compliance with the NYSE’s continued listing requirements could result in the delisting of our Class A common stock.

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”). In order to maintain this listing, we must satisfy minimum financial and other requirements. On September 20, 2023, we received notice from the NYSE that the average per share trading price of our Class A common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. On June 12, 2024, the Company effected a 1-for-30 reverse stock split (“Reverse Split”) of its issued and outstanding shares of Class A and Class B common stock. On July 26, 2024, we were notified by the NYSE that our Class A common stock had an average closing share price of at least $1.00 over the 30 trading-day period ending on July 26, 2024, and therefore we had regained compliance with the applicable NYSE continued listing standard. However, we cannot assure you that the stock price of our Class A common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable NYSE continued listing standards. The stock price of our Class A common stock may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.

In addition, the NYSE requires us to maintain an average global market capitalization over a consecutive 30 trading-day period in excess of $50.0 million or, at the same time, stockholders’ equity equal or greater than $50.0 million. If our average global market capitalization over a consecutive 30 trading-day period falls below $50.0 million and, at the same time, our shareholders’ equity is less than $50.0 million, we will not be in compliance with the NYSE’s continued listing financial criteria requirements. If the Company’s average global market capitalization over a consecutive 30 trading-day period falls below $15.0 million, the NYSE will promptly initiate suspension and delisting proceedings. Given our current market capitalization, there is no guarantee that we will be in compliance with these financial criteria requirements in future periods.

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

The ultimate effect of the Reverse Split on the market price of our Class A common stock cannot be predicted with any certainty and shares of our Class A common stock have likely experienced decreased liquidity as a result of the Reverse Split.

On June 12, 2024, the Company effected the Reverse Split. The liquidity of our Class A common stock has likely been adversely affected and may continue to be adversely affected by the Reverse Split given the reduced number of shares of our Class A common stock that are now outstanding following the Reverse Split. As a result of the lower number of shares outstanding following the Reverse Split, the market for our Class A common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our Class A common stock. There can be no assurance that our share prices will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Class A common stock will satisfy the investing requirements of those investors. The trading liquidity of our Class A common stock may not improve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the six months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1*	Certificate of Incorporation of Vicarious Surgical Inc., as amended.

10.1+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	Form S-8 (Exhibit 99.1)	6/27/2024	333-280538

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

August 12, 2024	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)