Form 10-Q
period 2024-09-30
Vicarious Surgical Inc.
filed 2024-11-12
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 5,254,229 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,069	$52,822
Short-term investments	53,795	45,355
Prepaid expenses and other current assets	3,113	2,776
Total current assets	63,977	100,953
Restricted cash	936	936
Property and equipment, net	4,820	6,402
Right-of-use assets	10,794	11,459
Other long-term assets	89	114
Total assets	$80,616	$119,864

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,416	$1,258
Accrued expenses	5,013	4,975
Lease liabilities, current portion	1,174	1,047
Total current liabilities	8,603	7,280
Lease liabilities, net of current portion	12,886	13,785
Warrant liabilities	1,245	830
Total liabilities	22,734	21,895

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 5,253,846 and 5,196,166 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	15	15
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at September 30, 2024 and December 31, 2023; 653,990 shares issued and outstanding at September 30, 2024 and December 31, 2023	2	2
Additional paid-in capital	239,750	230,654
Accumulated other comprehensive income/(loss)	124	10
Accumulated deficit	(182,009)	(132,712)
Total stockholders’ equity	57,882	97,969
Total liabilities and stockholders’ equity	$80,616	$119,864

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,800	$13,040	$31,692	$39,110
Sales and marketing	1,208	1,401	3,546	5,027
General and administrative	5,747	6,911	16,339	20,988
Total operating expenses	17,755	21,352	51,577	65,125
Loss from operations	(17,755)	(21,352)	(51,577)	(65,125)
Other income (expense):
Change in fair value of warrant liabilities	(138)	4,703	(415)	3,705
Interest and other income	802	946	2,695	3,463
Interest expense	—	(1)	—	(3)
Loss before income taxes	(17,091)	(15,704)	(49,297)	(57,960)
Provision for income taxes	—	—	—	—
Net loss	$(17,091)	$(15,704)	$(49,297)	$(57,960)
Net loss per share of Class A and Class B common stock, basic and diluted	$(2.90)	$(3.04)	$(8.39)	$(12.77)

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	175	41	114	(89)
Other comprehensive income/(loss)	175	41	114	(89)
Comprehensive net loss	$(16,916)	$(15,663)	$(49,183)	$(58,049)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861
Vesting of restricted stock	27,377	—	—	—	—	—
Stock-based compensation	—	—	2,937	—	—	2,937
Net loss	—	—	—	(17,091)	—	(17,091)
Other comprehensive income/(loss)	—	—	—	—	175	175
Balance, September 30, 2024	5,907,836	$17	$239,750	$(182,009)	$124	$57,882

	Nine Months Ended September 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	858	—	2	—	—	2
Vesting of restricted stock	56,820	—	—	—	—	—
Stock-based compensation	—	—	9,094	—	—	9,094
Net loss	—	—	—	(49,297)	—	(49,297)
Other comprehensive income/(loss)	—	—	—	—	114	114
Balance, September 30, 2024	5,907,836	$17	$239,750	$(182,009)	$124	$57,882

	Three Months Ended September 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, June 30, 2023	4,242,248	$13	$179,703	$(103,897)	$(130)	$75,689
Exercise of common stock options	1,734	—	11	—	—	11
Vesting of restricted stock	16,094	—	—	—	—	—
Stock-based compensation	—	—	3,613	—	—	3,613
Issuance of Class A common stock, net of issuance costs of $2,823	1,568,174	4	44,218	—	—	44,222
Net loss	—	—	—	(15,704)	—	(15,704)
Other comprehensive income/(loss)	—	—	—	—	41	41
Balance, September 30, 2023	5,828,250	$17	$227,545	$(119,601)	$(89)	$107,872

	Nine Months Ended September 30, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2023	4,195,967	$13	$172,673	$(61,641)	$—	$111,045
Exercise of common stock options	29,528	—	262	—	—	262
Vesting of restricted stock	34,581	—	—	—	—	—
Stock-based compensation	—	—	10,192	—	—	10,192
Proceeds from short swing rule	—	—	200	—	—	200
Issuance of Class A common stock, net of issuance costs of $2,823	1,568,174	4	44,218	—	—	44,222
Net loss	—	—	—	(57,960)	—	(57,960)
Other comprehensive income/(loss)	—	—	—	—	(89)	(89)
Balance, September 30, 2023	5,828,250	$17	$227,545	$(119,601)	$(89)	$107,872

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(49,297)	$(57,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,565	1,329
Loss on disposal of property and equipment	2	—
Stock-based compensation	9,094	10,192
Non-cash lease expense	665	604
Change in fair value of warrant liabilities	415	(3,705)
Change in accrued interest and net accretion of discounts on short-term investments	(725)	(969)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	684	974
Accounts payable	137	(201)
Accrued expenses	39	(542)
Lease liabilities	(772)	(603)
Other noncurrent assets	25	(54)
Net cash used in operating activities	(38,168)	(50,935)
Cash flows from investing activities:
Sales (purchases) of property and equipment	15	(632)
Purchases of available-for-sale investments	(52,784)	(62,731)
Proceeds from sales and maturities of available-for-sale investments	45,182	12,535
Net cash used in investing activities	(7,587)	(50,828)
Cash flows from financing activities:
Repayment of equipment loans	—	(16)
Proceeds from short swing rule	—	200
Gross proceeds from issuance of common stock	—	47,045
Issuance costs related to issuance of common stock	—	(2,823)
Proceeds from exercise of stock options	2	262
Net cash provided by financing activities	2	44,668
Change in cash, cash equivalents and restricted cash	(45,753)	(57,095)
Cash, cash equivalents and restricted cash, beginning of period	53,758	117,144
Cash, cash equivalents and restricted cash, end of period	$8,005	$60,049

Reconciliation of restricted cash:
Cash and cash equivalents	7,069	59,113
Restricted cash	936	936
	$8,005	$60,049
Supplemental cash flow information:
Interest paid	$—	$1

Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$—	$—

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

The Company has not yet generated any revenue from operations. Management believes that the Company’s current cash, cash equivalents and short-term investments balance of $60,864 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient for us to fund our development through commercialization, and we will need to raise additional capital to complete the development and commercialization of our product. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or other agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2024, our results of operations, and stockholders’ equity for the three and nine-month periods ended September 30, 2024 and 2023, and our cash flows for the nine-month periods ended September 30, 2024 and 2023. The operating results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at September 30, 2024 and December 31, 2023 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized gains of $175 and $114 for the three and nine-month periods ended September 30, 2024, respectively. There was an unrealized gain of $41 and an unrealized loss of $89 for the three and nine-month periods ended September 30, 2023, respectively.

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

As part of the Business Combination, the Company assumed 17,249,991 publicly traded warrants (the “Public Warrants”) and 10,400,000 warrants sold in a private placement (the “Private Placement Warrants”), each exercisable to purchase shares of Class A common stock. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes option pricing model.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through September 30, 2024, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share attributable to common stockholders is computed by dividing the net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purpose of this calculation, outstanding stock options, PSOs, RSUs, PSUs and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We currently take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies and intend to continue to do so as long as we qualify as an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	53,671	127	(3)	53,795
Total assets	$53,671	$127	$(3)	$53,795

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,345	36	(26)	45,355
Total assets	$45,345	$36	$(26)	$45,355

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2024 was $5,472. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2024. As of September 30, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2024.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2024	2023
Machinery and equipment	3 to 5 years	$3,113	$3,162
Furniture and fixtures	3 to 7 years	1,031	1,173
Computer hardware and software	3 years	1,348	1,328
Leasehold improvements	Lesser of lease term or asset life	4,300	4,288
Total property and equipment		9,792	9,951
Less accumulated depreciation		(4,972)	(3,549)
Property and equipment, net		$4,820	$6,402

Depreciation expense for the three and nine-month periods ended September 30, 2024 was $507 and $1,565, respectively. Depreciation expense for the three and nine-month periods ended September 30, 2023 was $447 and $1,329, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$5,777	$—	$—	$5,777
U.S. treasury securities	—	53,795		53,795
Total assets	$5,777	$53,795	$—	$59,572

Liabilities:
Warrant liabilities - public warrants	$777	$—	$—	$777
Warrant liabilities - private warrants	—	—	468	468
Total liabilities	$777	$—	$468	$1,245

	December 31, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,489	$—	$—	$31,489
U.S. treasury securities	—	45,355		45,355
Total assets	$31,489	$45,355	$—	$76,844

Liabilities:
Warrant liabilities - public warrants	$518	$—	$—	$518
Warrant liabilities - private warrants	—	—	312	312
Total liabilities	$518	$—	$312	$830

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

For the three months ended September 30, 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $138 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $415 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of September 30, 2024	As of December 31, 2023
Volatility	179.3%	110.0%
Stock price	$5.76	$11.10
Expected life of warrants	2.0 years	2.7 years
Risk-free rate	3.7%	4.1%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2023:

	Public		Private		Total
	Warrants	Value	Warrants	Value	Warrants	Value
December 31, 2023	17,248,601	$518	10,400,000	$312	27,648,601	$830
Change in value	—	$1,035	—	$832	—	$1,867
March 31, 2024	17,248,601	$1,553	10,400,000	$1,144	27,648,601	$2,697
Change in value	—	$(862)	—	$(728)	—	$(1,590)
June 30, 2024	17,248,601	$691	10,400,000	$416	27,648,601	$1,107
Change in value	—	$86	—	$52	—	$138
September 30, 2024	17,248,601	$777	10,400,000	$468	27,648,601	$1,245

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	September 30, 2024	December 31, 2023
Compensation and benefits related	$4,100	$4,063
Professional services and other	913	912
Accrued expenses	$5,013	$4,975

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense for the three and nine-month periods ended September 30, 2024 was $534 and $1,603, respectively. Lease expense for the three and nine-month periods ended September 30, 2023 was $534 and $1,603, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the nine months ended September 30, 2024 and September 30, 2023, respectively is as follows:

	September 30,
Lease costs	2024	2023
Operating lease costs	$1,603	$1,603
Variable lease costs	389	392
Total lease costs	$1,992	$1,995

Supplemental disclosure of cash flow information related to leases for the nine months ended September 30, 2024 and September 30, 2023, respectively is as follows:

	September 30,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,710	$1,604

The weighted-average remaining lease term and discount rate are as follows:

	September 30,
	2024	2023

Weighted-average remaining lease term (in years)	8	9
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2024:

Years Ended December 31,
2024, excluding the nine months ended September 30, 2024	$576
2025	2,358
2026	2,430
2027	2,502
2028	2,574
Thereafter	8,856
Total future minimum lease payments	$19,296
Less imputed interest	(5,236)
Carrying value of lease liabilities	$14,060

9.	INCOME TAXES

For the three and nine-month periods ended September 30, 2024 and for the year ended December 31, 2023, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Reverse Stock Split

At the Company’s annual shareholder meeting held on June 10, 2024, the Company’s shareholders granted the Company’s board of directors (the “Board of Directors”) the discretion to effect a reverse stock split of the Company’s issued and outstanding Class A and Class B common stock through an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation at a ratio of not less than 1-for-5 and not greater than 1-for-30. The Board of Directors approved effecting a 1-for-30 reverse stock split and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on June 12, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

Authorized Shares

At September 30, 2024, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of September 30, 2024, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2024, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

Thirty (30) whole warrants are exercisable for one share of Class A common stock at an exercise price of $345.00 per share. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii)  may be exercised by the holders on a cashless basis and (iii) are entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

Stock Based Compensation

2021 Plan — In connection with the closing of the Business Combination, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 219,666 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 393,135 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 219,666 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 1, 2023, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 232,360 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 10, 2024, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 166,666 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

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

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2024	188,032	$90.16
Granted	1,534	$9.05
Vested	(15,488)	$101.25
Forfeited	(27,497)	$59.70
Balance of unvested shares - March 31, 2024	146,581	$93.85
Granted	19,995	$9.90
Vested	(13,955)	$111.47
Forfeited	(773)	$59.70
Balance of unvested shares - June 30, 2024	151,848	$81.35
Granted	—	$—
Vested	(27,352)	$54.78
Forfeited	(39,866)	$59.70
Balance of unvested shares - September 30, 2024	84,630	$100.14

Total stock-based compensation related to RSUs and PSUs during the three and nine-month periods ended September 30, 2024 was $1,372 and $4,519, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $8,017 and is expected to be recognized over a weighted average period of 1.77 years. The aggregate intrinsic value of RSUs granted and vested during the nine months ended September 30, 2024 was $122 and $536, respectively. The aggregate intrinsic value of RSUs outstanding at September 30, 2024 was $481.

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

During the nine months ended September 30, 2024 and September 30, 2023, the Company granted options to purchase 364,704 and 140,577 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $2,171 and $4,811 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.71% - 4.46%	3.42% - 4.39%
Expected term (in years)	5.81 - 6.31	6.02 - 6.08
Dividend yield	—%	—%
Expected volatility	92.78% - 100.52%	74.42% - 79.44%

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

As of September 30, 2024, there was $9,130 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of September 30, 2024 are expected to be recognized over a weighted-average period of 2.00 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$600	$850	$1,814	$2,516
Sales and marketing	346	331	1,032	926
General and administrative	1,991	2,432	6,248	6,750
Total	$2,937	$3,613	$9,094	$10,192

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 145,810 shares available for future equity grants under the 2021 Plan at September 30, 2024.

The option activity of the 2021 Plan for the nine months ended September 30, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2024	408,999	$101.20	7.57
Granted	364,704	7.44
Exercised	(857)	2.02
Forfeited, expired, or cancelled	(56,596)	83.36
Outstanding at September 30, 2024	716,250	$54.99
Exercisable at September 30, 2024	259,652	$95.66
Options vested and expected to vest at September 30, 2024	654,495	$59.53	8.27

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and September 30, 2023 was $5.95 and $1.14, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and September 30, 2023 was $9 and $1,748, respectively. The aggregate intrinsic value of options outstanding at September 30, 2024 was $19.

Common Stock Reserved for Future Issuance

As of September 30, 2024 and December 31, 2023, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Common stock options outstanding	716	409
Restricted stock units outstanding	85	188
Shares available for issuance under the 2021 Plan	146	241
Public Warrants	575	575
Private Placement Warrants	347	347
Total shares of authorized common stock reserved for future issuance	1,869	1,760

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $299 and $694 for the three and nine-month periods ended September 30, 2024, respectively. For the three and nine-month periods ended September 30, 2023, the company-funded matching contributions were $187 and $758, respectively.

12.	NET LOSS PER SHARE

The Company computes basic income/(loss) per share using net income/(loss) attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(17,091)	$(15,704)	$(49,297)	$(57,960)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,899,616	5,171,380	5,876,626	4,539,806

Net loss per share of Class A and Class B common stock – basic and diluted	$(2.90)	$(3.04)	$(8.39)	$(12.77)

For the three and nine-month periods ended September 30, 2024, 1,722,500 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the three and nine-month periods ended September 30, 2023, 1,553,216 and 1,538,813 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and nine-month periods ended September 30, 2024 and 2023, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

The single-port Vicarious Surgical System with advanced, miniaturized robotics and exceptional visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. The Vicarious Surgical System has not yet been authorized by the Food and Drug Administration (the “FDA”). We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

The dollar amounts set forth in this section are presented in thousands, except for per share amounts.

Recent Developments

Regained Compliance with NYSE Continued Listing Requirements

As previously reported, on September 20, 2023, we received notice from the New York Stock Exchange (the “NYSE”) notifying us that, because average closing share price for the Company’s Class A common stock was less than $1.00 over a consecutive 30 trading-day period, the Company no longer met the NYSE’s continued listing criterion relating to minimum share price.

On July 26, 2024, we were notified by the NYSE that our Class A common stock had an average closing share price of at least $1.00 over the 30 trading-day period ending on July 26, 2024, and therefore we had regained compliance with the applicable NYSE continued listing standard.

Financial Highlights

We are pre-revenue generating as of September 30, 2024.

We incurred net losses of $49,927 and $57,960 for the nine months ended September 30, 2024 and September 30, 2023, respectively. These losses include a loss of $415 for the nine months ended September 30, 2024 and a gain of $3,705 for the nine months ended September 30, 2023 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant loss and gain and other income and expense items was $51,577 and $65,125 for the nine months ended September 30, 2024 and 2023, respectively, representing a period-over-period gain of 21%, which was primarily due to decreases of $10,071 in personnel-related expenses, $1,684 in supplies and materials, and $1,317 in insurance expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 35%, from an average of 199 people in the nine months ended September 30, 2023 to an average of 130 people for the nine months ended September 30, 2024.

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

Results of Operations

The following table sets forth our historical operating results for three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands, except for per share amounts)	2024	2023	Change	% Change

Operating expenses:
Research and development	$10,800	$13,040	$(2,240)	(17)%
Sales and marketing	1,208	1,401	(193)	(14)%
General and administrative	5,747	6,911	(1,164)	(17)%
Total operating expenses	17,755	21,352	(3,597)	(17)%
Loss from operations	(17,755)	(21,352)	3,597	(17)%
Other income (expense):
Change in fair value of warrant liabilities	(138)	4,703	(4,841)	(103)%
Interest and other income	802	946	(144)	(15)%
Interest expense	—	(1)	1	(100)%
Loss before income taxes	(17,091)	(15,704)	(1,387)	9%
Provision for income taxes	—	—	—	N/M
Net loss	$(17,091)	$(15,704)	$(1,387)	9%
Net loss per common share, basic and diluted	$(2.90)	$(3.04)	$0.14	(5)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	175	41	134	327%
Other comprehensive gain (loss)	175	41	134	327%
Comprehensive gain (loss)	$(16,916)	$(15,663)	$(1,253)	8%

Comparison of the Three Months ended September 30, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $2,240, or 17%, to $10,800 during the three months ended September 30, 2024, compared to $13,040 during the three months ended September 30, 2023. This decrease was primarily due to decreases of $2,067 of personnel-related expenses, $242 in software expenses, $185 in materials and supplies and partially offset by an increase of $298 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 29%, from an average of 146 people in the three months ended September 30, 2023 to an average of 103 people in the three months ended September 30, 2024.

Sales and Marketing Expenses. S&M expenses decreased $193, or 14%, to $1,208 during the three months ended September 30, 2024, compared to $1,401 during the three months ended September 30, 2023. This decrease was primarily due to a decrease of $170 in personnel-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 31%, from an average of 13 people in the three months ended September 30, 2023 to an average of 9 people in the three months ended September 30, 2024.

General and Administrative Expenses. G&A expenses decreased $1,164, or 17%, to $5,747 during the three months ended September 30, 2024, compared to $6,911 during the three months ended September 30, 2023. This decrease was primarily due to decreases of $441 in personnel-related expenses, $370 in insurance expense, $221 in professional services and $77 in software expense. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 30%, from an average of 23 people in the three months ended September 30, 2023 to an average of 16 people in the three months ended September 30, 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended September 30, 2024 was a $138 loss. The change in fair value of the warrant liability resulted from the remeasurement of the Public Warrant and Private Placement Warrant liabilities between June 30, 2024 and the end of the reporting period, September 30, 2024.

Interest and Other Income. Interest and other income decreased by $144 to $802 during the three months ended September 30, 2024, compared to $946 during the three months ended September 30, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $1 to $0 during the three months ended September 30, 2024, compared to $1 during the three months ended September 30, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

The following table sets forth our historical operating results for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2024	2023	Change	% Change
Operating expenses:
Research and development	$31,692	$39,110	$(7,418)	(19)%
Sales and marketing	3,546	5,027	(1,481)	(29)%
General and administrative	16,339	20,988	(4,649)	(22)%
Total operating expenses	51,577	65,125	(13,548)	(21)%
Loss from operations	(51,577)	(65,125)	13,548	(21)%
Other income (expense):
Change in fair value of warrant liabilities	(415)	3,705	(4,120)	(111)%
Interest and other income	2,695	3,463	(768)	(22)%
Interest expense	—	(3)	3	(100)%
Loss before income taxes	(49,297)	(57,960)	8,663	(15)%
Provision for income taxes	—	—	—	N/M
Net loss	$(49,297)	$(57,960)	$8,663	(15)%
Net loss per common share, basic and diluted	$(8.39)	$(12.77)	$(4.38)	(34)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	114	(89)	203	(228)%
Other comprehensive gain (loss)	114	(89)	203	(228)%
Comprehensive gain (loss)	$(49,183)	$(58,049)	$8,866	(15)%

Comparison of the Nine Months ended September 30, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $7,418, or 19%, to $31,692 during the nine months ended September 30, 2024, compared to $39,110 during the nine months ended September 30, 2023. This decrease was primarily due to decreases of $7,746 in personnel-related expenses, $1,649 in materials and supplies, $274 in software expense and partially offset by an increase of $2,255 in professional fees. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 32%, from an average of 155 people in the nine months ended September 30, 2023 to an average of 106 people in the nine months ended September 30, 2024.

Sales and Marketing Expenses. S&M expenses decreased $1,481, or 29%, to $3,546 during the nine months ended September 30, 2024, compared to $5,027 during the nine months ended September 30, 2023. This decrease was primarily due to decreases of $803 in personnel-related expenses and $558 in professional services. The decrease in personnel-related expense was due primarily to an average headcount decrease of 47%, from an average of 17 people in the nine months ended September 30, 2023 to an average of 9 people for the nine months ended September 30, 2024.

General and Administrative Expenses. G&A expenses decreased $4,649, or 22%, to $16,339 during the nine months ended September 30, 2024, compared to $20,988 during the nine months ended September 30, 2023. This decrease was primarily due to decreases of $1,522 in personnel-related expenses, $1,359 in insurance expense, $1,122 of professional fees, $194 in software expense and $370 in other operating costs. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 43%, from an average of 28 people in the nine months ended September 30, 2023 to an average of 16 people in the nine months ended September 30, 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the nine months ended September 30, 2024 was a $415 loss. The change in fair value of the warrant liability resulted from the remeasurement of the Public Warrant and Private Placement Warrant liabilities between December 31, 2023 and the end of the reporting period, September 30, 2024.

Interest and Other Income. Interest and other income decreased by $768 to $2,695 during the nine months ended September 30, 2024, compared to $3,463 during the nine months ended September 30, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $3 to $0 during the nine months ended September 30, 2024, compared to $3 during the nine months ended September 30, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, the recapitalization with D8 and the issuance of common stock. Net cash used in our operating activities for the nine months ended September 30, 2024 and the year ended December 31, 2023 was $38,168 and $62,305, respectively. As of September 30, 2024, we held cash and cash equivalents of $7,069, short-term investments of $53,795 and had an accumulated deficit of $182,009.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. We believe our current cash, cash equivalents and short-term investments balance of $60,864 as of September 30, 2024 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in the “Risk Factors” sections in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024, in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024, and in other filings that we make with the SEC from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not issue any Class A common stock under our sales agreement with Cowen and Company, LLC during the nine months ended September 30, 2024.

On August 2, 2023, we entered into an underwriting agreement related to the public offering of 45,000,000 shares of our Class A common stock, at a public offering price of $1.00 per share less the underwriting discounts and commission, pursuant to the Form S-3. We received approximately $45 million in gross proceeds from this offering, before deducting underwriting discounts and commission and offering expenses. The offering closed on August 7, 2023. In addition, 2,045,224 shares of Class A common stock were issued upon exercise of by the underwriters at their option to purchase additional shares at the same offering price, which closed on August 29, 2023. The gross proceeds from the offering of 47,045,224 shares of our Class A common stock were $47.0 million and net proceeds of $44.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us

Cash

Our cash and cash equivalents and short-term investments balance as of September 30, 2024 was $7,069 and $53,795, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the nine months ended September 30, 2024 and September 30, 2023

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(38,168)	$(50,935)
Net cash used in investing activities	$(7,587)	$(50,828)
Net cash provided by financing activities	$2	$44,668

Cash flows used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $38,168, attributable to a net loss of $49,297, offset by a $113 net change in our net operating assets and liabilities and non-cash items of $11,016. Non-cash items consisted of $9,094 in stock-based compensation, $1,565 of depreciation and amortization, a loss of $415 due to the change in fair value of our warrant liabilities, $665 for non-cash lease expense and partially offset by a loss of $725 due to the change in accrued interest and net accretion of discounts on marketable securities. The $113 change in our net operating assets and liabilities was due to a $684 decrease in prepaid and other current assets, a $137 decrease in accounts payable, a $25 decrease in other noncurrent assets, a $39 increase in accrued expenses and was partially offset by a $772 decrease in lease liabilities.

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

Cash flows used in Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2024 was $7,587 consisting of $52,784 used for purchases of available-for-sale investments, and partially offset by proceeds of $45,182 from sales and maturities of available-for-sale investments and $15 for fixed asset sales.

Net cash used by investing activities for the nine months ended September 30, 2023 was $50,828 consisting of $62,731 used for purchases of available-for-sale investments and $632 for fixed asset purchases, and partially offset by proceeds of $12,535 from sales and maturities of available-for-sale investments.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2 that was received for stock option exercises.

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

Emerging Growth Company

Following the Business Combination, we became an “emerging growth company,” as defined in the JOBS Act. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We currently take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

We take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, and we intend to continue to do so as long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 4, 2024 and in Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the nine months ended September 30, 2024.

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

VICARIOUS SURGICAL INC.

November 12, 2024	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ William Kelly
William Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)