Form 10-K
period 2024-12-31
Vicarious Surgical Inc.
filed 2025-03-17
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30.1 million.

As of March 11, 2025, the registrant had 5,276,612 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Vicarious Surgical” mean Vicarious Surgical Inc. (formerly D8 Holdings Corp. (“D8”)) and our subsidiaries. We were incorporated in the Cayman Islands on May 6, 2020. The Company’s legal name became Vicarious Surgical Inc. following a business combination between the Company and Vicarious Surgical Inc. (“Legacy Vicarious”) on September 17, 2021 (the “Business Combination”).

On June 12, 2024, we effected a 1-for-30 reverse stock split (“Reverse Split”) of our issued and outstanding shares of Class A and Class B common stock. The Reverse Split did not change the number of authorized shares of Class A and Class B common stock. No fractional shares were issued in connection with the Reverse Split. Each stockholder who would have otherwise been entitled to receive a fraction of a share of our common stock was entitled to receive cash. All references in this Annual Report on Form 10-K to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 11, “Stockholders’ Equity and Stock-Based Compensation – Reverse Stock Split” in our financial statements contained in this Annual Report on Form 10-K).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	plans and expectations that depend on our ability to continue as a going concern;

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	the ongoing effect of the recently completed reverse stock split of our Class A common stock on the price or trading of our Class A common stock, including potential continued adverse impacts on the liquidity of our Class A common stock;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so;

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adversely impacting our supply chain; and

●	other factors detailed under the section titled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	If we are unable to raise additional funds in the near term, we will be unable to continue to operate our business and remain a going concern.

●	We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of our product candidates, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercialize our product candidates and applications.

●	We will need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or other operations.

●	We are a development stage company with a limited history of operations and no product candidates with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

●	Our success depends upon market acceptance of our product candidates, our ability to develop and commercialize our product candidates and additional applications and generate revenues, and our ability to identify new markets for our technology.

●	We are highly dependent upon the continued contributions of our key personnel. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

●	We have no experience in marketing and selling our product candidates and if we are unable to successfully commercialize our product candidates, our business and operating results will be adversely affected.

●	We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on limited or sole suppliers for some of the materials and components used in our product candidates, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.

●	If we do not successfully develop, optimize, and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

●	If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our product candidates, our business may be harmed.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our product candidates and technologies and could cause us to incur significant costs.

●	There is no guarantee that the U.S. Food and Drug Administration (the “FDA”) will grant marketing authorization for our product candidates or any of our future product candidates and technologies, and failure to obtain necessary marketing authorization for our current product candidates and our future product candidates and technologies would adversely affect our ability to grow our business.

●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

●	We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

●	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

v

PART I

ITEM 1. BUSINESS.

The following discussion reflects the business of Vicarious Surgical, as currently embodied by Vicarious Surgical. Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” and “our” generally refer to Vicarious Surgical in the present tense or Vicarious Surgical from and after the Business Combination.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable single-port surgical robots that virtually transport surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology, which is being designed with proprietary human-like motion, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

Our single-port surgical robot, called the Vicarious Surgical System, is uniquely designed to overcome the deficiencies that have limited broad adoption of robot-assisted minimally invasive surgery to date. By fundamentally engineering a better solution, we believe we have created a more capable surgical robot than those currently available on the market, and if authorized by the FDA, the Vicarious Surgical System will offer surgeons the ability to perform surgical procedures with greater dexterity and greater access to the entire abdomen, with better visibility and sensor-based feedback, through a small single incision in the abdomen. The Vicarious Surgical System features proprietary “de-coupled” actuators, which are intended to enable a cascade of benefits, including improved robotic mobility, reduced size, improved functionality and lower materials costs. If authorized by the FDA, the Vicarious Surgical System is designed to enable surgeons to perform procedures inside the abdomen with human-equivalent motion, with a full nine degrees of freedom per robotic arm, providing an experience that is more natural, and more akin to the surgeon’s own upper body movements. In surgical procedures conducted on cadavers, the Vicarious Surgical System provides exceptional reach within the abdomen, and if authorized by the FDA, it will enable the surgeon to enter the abdomen from nearly any angle and work in nearly any direction, without having to triangulate to the surgical area from multiple incisions or to operate only within the limited area directly in front of a single incision. The Vicarious Surgical System is designed to provide exceptional visualization, with a high-performance, stereoscopic camera that rotates in three degrees of freedom (yaw, pitch, and roll) to provide the surgeon with stereoscopic imaging of nearly every surface in the abdomen. The Vicarious Surgical System also contains 28 sensors per instrument arm, which allows the system to provide real-time feedback to the surgeon on force, motion and other data that are intended to enhance surgical procedures and patient outcomes.

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

We estimate that there are 45 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could be addressed with the Vicarious Surgical System, including use for ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for use in ventral hernia procedures to be the first clinical application for the Vicarious Surgical System, of which there are estimated to be 3.9 million cases worldwide and 0.9 million in the U.S. annually. We then intend to seek FDA authorization to enable the expansion into the other applications addressable by the Vicarious Surgical System.

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

The Vicarious Surgical System

The single-port Vicarious Surgical System with advanced, miniaturized robotics and exceptional visualization is designed to address the significant limitations of open surgery and existing single- and multi-port robotic surgical approaches and intended to improve patient outcomes and enhance adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” to overcome many of the limitations of open surgery or existing robot-assisted surgical procedures with a minimally invasive and more capable robotic system. This architecture enables unprecedented dexterity inside the abdomen through an ultra-thin support tube, providing significant improvement over existing legacy robotic systems and minimizing the complications and trauma associated with open surgery. The Vicarious Surgical System has not yet been authorized by the FDA. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a De Novo classification application with the FDA for use in ventral hernia procedures as our first indication.

(1)	The Vicarious Surgical System is capable of incision sizes as low as 1.8cm.

The Vicarious Surgical System consists of the following components:

●	Camera and Instrument Arms. The Vicarious Surgical System has a high-performance stereoscopic camera that, when combined with robotic motion, provides full 360-degree viewing capability and is being developed to continuously map the depth of the abdominal cavity. The camera moves in any direction and, together with the instrument arms, based on cadaver studies, the Vicarious Surgical System is capable of operating in nearly every direction within the abdomen, including rotating back and operating around the trocar incision point, unlike any robotic system on the market today. The Vicarious Surgical System’s surgical instrument arms each have nine degrees of movement, completely mimicking the degrees of freedom in the surgeon’s own wrists, elbows and shoulders, providing for a more complete and more natural range of motion for the surgeon. While existing robotic systems are limited to operating in a small section directly in front of the rigid instrument, the Vicarious Surgical System’s unique ability to operate in nearly every direction is designed to provide significantly more capability to the surgeon, while minimizing the injury and trauma to the patient. The camera and both instrument arms are being developed to enter the abdomen through a single, 1.8 centimeter trocar, that is within the size of conventional minimally invasive surgery trocars. If authorized by the FDA, the Vicarious Surgical System will be able to provide significantly more sensing capability than existing systems, due to the increased number of joints and sensors. The Vicarious Surgical System features 28 sensors per arm, to provide valuable feedback to the surgeon in real-time, and the sensors will also be capable of providing robust intraoperative data to continually enhance surgeon capabilities over the long-term.

●	Surgeon Console. The Vicarious Surgical System surgeon console is designed to provide all the systems necessary for the surgeon to have an effective, immersive experience, visualizing the surgical field and controlling all the motions of the robot. If authorized by the FDA, the surgeon console will enable performance and patient outcomes that are not available on other existing systems. The console includes a peer-in stereoscopic vision screen that gives surgeons the ability to operate in a 3D environment without the use of 3D glasses, while maintaining awareness and line of sight to the operating room.

●	Patient Cart. The Vicarious Surgical System patient cart is designed to pass through the doorways of hospitals, outpatient clinics, ambulatory surgical centers, and any standard doorway, alleviating the equipment maneuverability concerns experienced by healthcare providers with competitor surgical robotics systems. Unlike existing robotic systems, the Vicarious Surgical System, if authorized by the FDA, would not require a dedicated operating room and could be wheeled into or out of any room, or stored in the hall, as the hospital does with other medical devices, significantly expanding accessibility to the system. Further, as most of the robotic motion occurs inside the abdomen through a single port, the Vicarious Surgical System does not have multiple, expensive, high-performance robotic arms outside the body, pivoting around the incision point to make small movements inside the body. We believe that these factors, together with the ability to utilize more advanced, sometimes less expensive manufacturing processes, will enable the Vicarious Surgical System to be significantly less expensive to build than competitive robotic systems, based on their publicly available data.

Vicarious Surgical System Advantages

We believe that to overcome the issues that have limited broad adoption of robot-assisted minimally invasive surgery procedures to date: cost, size, capability, ease of use, fast setup, high throughput, and a lack of streamlined training, it is imperative to provide a solution that addresses all these concerns. The Vicarious Surgical System, with its advanced engineering and “de-coupled actuators,” which enable a revolutionary approach to the development of surgical robotics, is designed to be uniquely able to significantly improve upon each of these factors. Because of its proprietary engineering advantage, the Vicarious Surgical System is designed to offer more degrees of freedom and dexterity with which the surgeon can more naturally operate, and to provide greater visibility, sensing and functionality to the surgeon, all through a small, single port that is designed to offer more capability and fewer challenges than any single or multi-port surgical modality available. Because the Vicarious Surgical System had not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and a timely authorization by the FDA.

●	Decoupled Actuators. Robotic arms are controlled by actuators at each joint. Traditionally, these actuators are “coupled,” meaning that movement of one joint causes movement at each subsequent or prior joint. This coupled motion can be corrected by legacy robots via complicated software to coordinate and eliminate the unwanted motion between these joints that would otherwise be created. However, the software cannot eliminate the exponential buildup of force across these joints caused by this coupled action. This exponential force buildup requires stronger cables and pulleys and other expensive and larger components, which adds significant size, cost, and limits the available mobility of legacy robotic systems. By fundamentally engineering a better solution, we have decoupled the motion between these actuators, reducing cost and integrating components and materials that enable enhanced visibility, flexibility and strength, which in turn are intended to provide significant benefits for surgeons, hospitals, ASCs and patients.

●	Surgeon Experience

●	Human Equivalent Motion — Nine Degrees of Freedom. The Vicarious Surgical System is the only robotic system, compared to all legacy single- or multi-port solutions, to offer the same nine full degrees of freedom that exist in the natural motion of the surgeon’s own wrists, elbows and shoulders, providing unprecedented dexterity in a robot-assisted minimally invasive surgery. While other legacy robotic systems require the surgeon to conform and limit their movements to what the robot will enable, based on data from cadaver studies, the Vicarious Surgical System offers the nearly full range of motion of the surgeon’s own upper body, providing an experience that is more natural, and more akin to what they know best, open surgery, except miniaturized and transformed inside the body.

●	Expanded Reach Inside the Abdomen. With the full nine degrees of freedom provided by the Vicarious Surgical System, as shown in cadaver studies, the surgeon can enter the abdomen from nearly any angle and work in nearly any direction, with more freedom, all through a small single incision. Legacy robotic systems and manual minimally invasive surgery require the surgeon to triangulate to the surgical area and limit the surgeon to performing only in a small section directly in front of the incision. The Vicarious Surgical System’s unprecedented reach is designed to enable the surgeon to pivot in nearly any direction during surgery and the surgeon can even pivot backwards and operate near the incision site.

●	Sensing, Visualization and Future AI. The surgeon can utilize the peer-in screen on the console for visualization. The Vicarious Surgical System’s high-performance, stereoscopic camera can rotate in nearly every direction, similar to the natural motion of the surgeon’s head, and is being developed to provide full 3D mapping. The Vicarious Surgical System contains more than two dozen sensors per arm, designed to provide unmatched sensing capability that is being developed to deliver valuable feedback on force, motion and other key data, to the surgeon in real-time. These sensors also will be used to feed our rapidly expanding need for data and future AI development, which will be utilized to further enhance surgical procedures and provide a significant link and insight between pre- and peri-operative data and patient outcomes.

●	Hospital and Ambulatory Surgical Center (ASC) Advantages

●	System Size. Unlike legacy systems that require a construction build-out simply to fit their system into a dedicated operating room, the Vicarious Surgical System is designed to be small enough to fit through a single hospital or operating room door. This is intended to enable faster set-up and break-down times, allowing the Vicarious Surgical System to be used anywhere within the facility.

●	Training. Because of the more natural motion of the Vicarious Surgical System, together with the fact that it is not confined to a dedicated operating suite like most legacy robotic systems due to its mobility, the Vicarious Surgical System can be more available for surgeons to practice, and it is expected that surgeons would be able to develop proficiency more quickly and easily than with legacy systems, which could improve surgeon adoption and enhance hospital and ASC return on investment.

●	Economics/System Cost. If authorized by the FDA, we intend to offer the Vicarious Surgical System, maintenance, and service support at more attractive pricing to existing legacy systems. With its increased capability and dexterity, it is expected that many procedures could be performed faster and more effectively, which could greatly reduce overall hospital costs.

●	Disposability. Our instruments and accessories have been designed and will be offered at a price that enables them to be used once and then disposed. Hospitals and ASCs will no longer need to dedicate space and expense to ensure these items are properly sterilized and available for re-use.

●	Patient Outcomes

●	Enhanced Capability. The Vicarious Surgical System will be designed to provide increased visualization and capability to the surgeon, and if the FDA authorizes the Vicarious Surgical System, it is intended to allow the surgeon to more easily perform advanced techniques that are proven in existing clinical use to provide for better patient outcomes.

●	Smaller Trocar — Fewer Complications. In open surgery, due to the large size of the incision, the incision fails to heal properly 15-20% of the time, a complication that may require additional surgery to fix. Multi-port manual and robot-assisted minimally invasive surgery, while significantly less capable than the Vicarious Surgical System is designed to be, utilize small trocars (i.e., 0.8cm to 1.2cm), which greatly reduces this risk to approximately 1%. Existing single-port robots utilize at least a 2.5cm trocar size, which have a failure rate of nearly 10%, beginning to approach the failure rate of open surgery. The Vicarious Surgical System, like multi-port minimally invasive surgery, is designed to utilize a small trocar, which could enable superior results with the lowest overall risk. The Vicarious Surgical System utilizes a 1.8cm trocar.

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

In November 2019, we received FDA Breakthrough Device designation for a prior prototype version of the Vicarious Surgical System with a proposed indication for use in ventral hernia repair procedures. The Vicarious Surgical System is considered a Class II medical device. We have had pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a de novo application with the FDA for use in ventral hernia procedures as our first indication.

A preliminary meeting with the FDA was conducted in December 2021 to discuss with the FDA our decision to make two technology changes to the Vicarious Surgical System design that was granted Breakthrough Device designation in November 2019. Based on these changes, the FDA has determined that the current Vicarious Surgical System design that is planned for the initial limited launch and was submitted to the FDA in the November 2021 FDA pre-submission meeting request is different from the device that was granted Breakthrough Device designation for the device design filed in November 2019. The FDA stated that the Breakthrough Device designation remains active for the prior device design granted Breakthrough Device designation in November 2019. In the future, we may attempt to reincorporate the technologies from such prior device design to leverage the previously granted Breakthrough Device designation. The process of medical device development is inherently uncertain and there is no guarantee that a Breakthrough Device designation will be granted to a different device design, and if it were granted, there is no guarantee that such designation will accelerate the timeline for authorization or make it more likely that the Vicarious Surgical System will be authorized by the FDA.

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

In February 2024, we submitted an application to the FDA seeking acceptance into its Safer Technologies Program (“the STeP Program”). The FDA has accepted Vicarious Surgical’s robotic system, intended to assist in visualization and control of endoscopic instruments during ventral hernia repair procedures in adults, into the STeP Program. This acceptance means the device meets STeP eligibility criteria, but it does not change requirements for IDE or marketing authorization, nor does it guarantee future approval. Through the STeP Program, we can utilize available feedback mechanisms that prioritize interactive and timely communications with the FDA. The STeP Program expedites the development of devices and offers program-specific feedback mechanisms, including early engagement on Data Development Plans (“DDPs”) for aligning on necessary safety evidence, “sprint discussions” with FDA experts to address development challenges, and potential senior management engagement for discussing high-level strategic issues. In addition, general FDA feedback mechanisms like the Q-Submission Program (including Pre-Submissions and Informational Meetings) continue to be available to us.

Regulatory Roadmap for Market Authorization

Based on the outcome of the pre-submission meeting with the FDA in February 2022, the FDA determined that there is no legally marketed predicate device. Therefore, we will plan to file a De Novo classification request for the proposed initial indication for use in ventral hernia repair procedures as a regulatory pathway to classify the Vicarious Surgical System. Devices that are classified into Class I or Class II through a De Novo classification request may be marketed and used as predicates for future premarket notification (or 510(k)) submissions, when applicable. Accordingly, we believe that the 510(k) pathway will be available as a regulatory pathway for the Vicarious Surgical System with respect to future indications or other significant modifications to the device system.

We plan to conduct a prospective human pivotal clinical investigation under an FDA Investigational Device Exemption (IDE) to evaluate the safety, effectiveness, and performance of the Vicarious Surgical System to support a De Novo classification request and obtain U.S. marketing authorization for the proposed indication for use in ventral hernia repair procedures. In addition to conducting a human pivotal clinical investigation, we plan to conduct non-clinical testing activities to verify and validate the safety, performance, effectiveness, functionality, usability and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. A verification and validation process is expected to provide the necessary data to submit to the FDA for IDE approval.

We expect that non-clinical verification and validation testing will be conducted to verify and validate that the Vicarious Surgical System meets all design specifications for its intended use. These tests will include in vitro, simulated clinical bench testing and cadaver studies, as well as in vivo animal studies to support and demonstrate the safety, performance, effectiveness, functionality, usability, and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. Cadaver studies, representing realistic dimensions and contours of the human abdominal space, will be used primarily to verify and validate system functionality, performance, and safety relevant to patient anatomy and contexts of use with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, and suturing as needed during a simulated ventral hernia repair procedure. Animal studies will be used primarily to demonstrate performance, safety, efficacy, and usability of the system as relevant to a live model with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, coagulating, and suturing, during a simulated ventral hernia repair procedure. This testing may also be used to demonstrate that applicable risk mitigation features, including software alarms, alerts, extraction of multi-jointed instrumentation in case of system failure, misuse, or other errors are adequate and perform to specifications. Summative usability testing will be conducted by surgeons, nurses and technicians in a simulated operating room environment to provide objective evidence that the Vicarious Surgical System can be used safely and effectively by end users for its intended uses, the device functions as expected and intended, and all risk mitigations implemented are safe and effective. In addition, we plan to conduct simulated bench-top testing on transparent anatomical models to evaluate, among other things, how the Vicarious Surgical System performs in “worst case” scenarios to verify and validate safe anatomical access, instrument/camera angulation and movement at the extremes of various surgical procedures with respect to patient anatomy and dimensions that cannot be readily controlled for when using live animal and human cadaver models.

Future Indications

We plan to expand upon our claims and/or indication for use to address additional unmet clinical needs in different anatomical areas as well as therapeutic procedures. Following the initial authorization for use in ventral hernia repair procedures under a De Novo classification, if obtained by the FDA, we plan to submit 510(k) premarket notifications for other indications for use, using the Vicarious Surgical System’s first De Novo authorization as a predicate, along with other predicate devices with similar cleared indications for use. We may also include a predetermined change control plan in our De Novo classification, or future premarket notification submissions, which if authorized by the FDA, would allow us to implement the modifications to the Vicarious Surgical System described in the plan without submitting a new application for marketing authorization. We have identified several potential future indications and procedures that align well with the Vicarious Surgical System’s ability to access and visualize the abdominal cavity. Possible future indications may include but not be limited to inguinal and hiatal hernias, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We will perform an assessment to determine the appropriate regulatory strategy required to expand claims and obtain applicable regulatory clearances in the United States and in other global markets.

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

We maintain a patent portfolio that includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications, which include claims directed towards our proprietary technology. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. As of January 27, 2025, we owned approximately thirteen (13) issued U.S. utility patents and approximately nineteen (19) issued utility patents in foreign jurisdictions, including five (5) in China, five (5) in Japan, and nine (9) in European jurisdictions. We also had approximately 144 pending utility patent applications in the U.S. and foreign jurisdictions, including in Canada, China, Europe, Japan, and Hong Kong, and approximately two (2) U.S. design patent applications. These issued utility patents and pending utility patent applications (if they were to issue as patents) have expected expiration dates ranging between 2035 and 2044. Our patents and patent applications are directed to, among other things, our core technology. This includes the surgical robotic and camera system; sensing capabilities, controls and visualization interfaces; the surgical tools suite; and related technologies.

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

Research and Development

As of January 24, 2025, our research and development programs are generally pursued by our 61 engineering, scientific and technical personnel employed by us in our offices in Massachusetts on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and with researchers in academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objectives of our research and development efforts are to continue to introduce incremental enhancements to the capabilities of the Vicarious Surgical System and to advance development.

For the fiscal years ended December 31, 2024 and 2023, we incurred research and development expenses of $40.2 million and $47.6 million, respectively.

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

FDA Regulation

Medical devices are strictly regulated by the FDA in the United States. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is usually a drug or biologic. If not, it is generally a medical device.

We are currently developing a robotic-assisted surgical system, which is regulated by the FDA as a medical device under the FDCA, as implemented and enforced by the FDA. The FDA regulates, among other things, the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export, and post-market surveillance of medical devices. The Vicarious Surgical System is not yet authorized for commercialization in the United States.

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

After a medical device receives 510(k) clearance, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) submission or could require a PMA application. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) or PMA in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) or PMA application. The FDA may also require the manufacturer to cease its marketing activities for the modified device in the United States and/or recall the device until the appropriate marketing authorization for the modification is obtained.

If there is no adequate predicate to which a manufacturer can compare its proposed device, the proposed device is automatically classified as a Class III device. In such cases, a device manufacturer must then fulfill the more rigorous PMA requirements or can request a risk-based classification determination for its device in accordance with the De Novo classification process.

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device and for which safety and effectiveness cannot be assured solely by the general controls and special controls are placed in Class III. Such devices generally require FDA approval through the PMA process, unless the device is a preamendments device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) process. For a PMA, the manufacturer must demonstrate through extensive data, including data from preclinical studies and one or more clinical trials, that the device is safe and effective for its proposed indication. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA submission reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before granting a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

The FDA may refer any PMA application, including applications for novel device candidates or device candidates that present difficult questions of safety or efficacy, to an advisory committee for review. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

If the FDA’s evaluation of the PMA application and inspection of the manufacturing facility is favorable, the FDA may issue an approval order authorizing commercial marketing of the device, or an “approvable letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been met to the satisfaction of the FDA, the agency will issue a PMA approval order, subject to the conditions of approval and the limitations established in the approval order. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional studies are necessary, in which case the PMA may be delayed for several months or years while such additional studies are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and each PMA submission is subject to a substantial user fee unless a specific exemption applies. The FDA may also grant a PMA subject to post-approval requirements, such as the need for additional patient follow-up or requirements to conduct additional clinical trials.

New PMA applications or PMA supplements may be required for any modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplements are limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive clinical data or the convening of an advisory committee.

The De Novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the Food and Drug Administration Safety and Innovation Act of 2012, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA premarket review goals state that the agency will attempt to issue a decision within 150 days of receipt on 70% of all De Novo classification requests received during each fiscal year. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If a De Novo classification request results in the classification of the novel device into Class II, the device may be used as a predicate for future 510(k) premarket notifications for other similar devices with the same intended uses. De Novo classification requests are subject to user fees, unless a specific exemption applies.

As with the 510(k) premarket notification process described above, any modification to a device authorized through the De Novo process that could significantly affect the safety or effectiveness of such device, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA application.

Predetermined Change Control Plans for Medical Devices

As part of the Consolidated Appropriations Act for 2023, Congress amended the FDCA to give FDA the authority to authorize certain potential, future changes to a medical device in a predetermined change control plan (“PCCP”) as part of a PMA application or 510(k) premarket notification for a medical device, including a device that incorporates artificial intelligence or machine learning technology. A PCCP must describe the specific proposed modifications and provide sufficient information to demonstrate that the device will remain safe and effective for its intended use, and in the case of a 510(k) cleared device that the device will remain substantially equivalent to the predicate device, if the applicant implements the proposed modifications to the device as described in the PCCP. If FDA authorizes a PCCP for a device, any modification to the device within the authorized scope of the PCCP will not require the submission and authorization of a new PMA application, PMA supplement, or new 510(k) premarket notification. However, modifications to a previously authorized PCCP will generally require submission of a PMA supplement or new 510(k) premarket notification, depending on the original authorization pathway for the device, with the modified PCCP.

Medical Device Clinical Studies

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) and de novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (or IDE) regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies us that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the FDA’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board (or IRB) for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

As part of its clinical trial oversight responsibilities, an IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical studies, including details of the protocol and eventually trial results, also must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on the clinicaltrials.gov data registry. Information related to the product, patient population, phase of investigation, trial sites and other aspects of the clinical trial are made public as part of the trial registration. Sponsors are also obligated to disclose the results of their clinical studies after completion. Disclosure of the results of these studies can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on clinicaltrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and more frequently if unanticipated serious adverse events (“SAEs”) occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the investigational product has been associated with unexpected serious harm to patients.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial that will be used to demonstrate the safety and effectiveness of a medical device marketing authorization submission to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device pivotal clinical trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

The medical device reporting requirements also extend to health-care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

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

Breakthrough Device Designation and the Safer Technologies Program

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

Devices that may significantly improve the safety of currently available medical products that target a disease or condition, but the morbidities or mortalities associated with the disease or condition are less serious than those eligible for Breakthrough Device designation, may be eligible for the STeP Program. Acceptance into the STeP Program provides opportunities to interact with FDA experts through various program options to address design and development issues efficiently. In February 2024, we submitted a STeP Program application to the FDA, and the agency subsequently accepted Vicarious Surgical’s robotic system into the program.

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

Healthcare Law and Regulation

If the Vicarious Surgical System or our other product candidates are authorized in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-cleared, authorized, or approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health-care practitioners and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical or medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and device manufacturers to report information related to payments to physicians and other health-care providers or marketing expenditures.

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

For procedures that would involve assistance from our robotic-assisted surgical system, U.S. health-care institutions typically bill various third-party payors, such as government health programs (e.g., Medicare and Medicaid) and commercial health insurance plans, for the primary surgical procedure only. If our robotic-assisted surgical system receives marketing authorization from the FDA, coverage and reimbursement by third-party payors will generally be determined by the medical necessity of the primary surgical procedure. Government health programs and other third-party payors may also consider additional factors when determining coverage and reimbursement, including the designation of the surgical procedure as a covered benefit, the appropriateness of the procedure for the specific patient, guidelines for the procedure established by the relevant professional college or medical society, and a payor determination that the procedure is neither experimental nor investigational. We believe that the procedures we intend to pursue as indications for use for our robotic-assisted surgical system are established surgical procedures that are generally already reimbursable by government health programs, commercial health insurers, and managed care organizations for appropriately selected patients. If hospitals do not obtain sufficient reimbursement from third-party payors for procedures performed with our products, or if government and commercial payors’ policies do not cover surgical procedures performed using our products, we may not be able to generate the revenues necessary to support our business.

The process for determining whether a third-party payor will provide coverage for a product or procedure may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product or procedure. A payor’s decision to provide coverage for a product or procedure does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product or procedure does not assure that other payors will also provide coverage. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to ensure profitability.

Healthcare Reform

The FDA’s and other regulatory authorities’ policies may change and future legislative and regulatory proposals may prevent, limit or delay regulatory authorization of our product candidates or, more broadly, may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for BLAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we otherwise may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In December 2022, the U.S. Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDCA under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). In addition to the requirement that sponsors of pivotal trials submit diversity action plans for pivotal trials (see “—Government Regulation-Regulatory Landscape in the United States-Device Clinical Studies”), FDORA included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Under the FDORA amendments to the FDCA, any application for marketing authorization of a cyber device must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDCA and will subject the manufacturer to enforcement actions and possibly legal sanctions.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “ACA”) was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the medical device industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Moreover, there has recently been heightened governmental scrutiny, including increasing legislative and enforcement interest, over the manner in which manufacturers set prices for their marketed healthcare products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to healthcare product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for healthcare products. Individual states in the United States have also become increasingly active in implementing regulations designed to control healthcare product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. Moreover, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our medical devices may lose any marketing authorization that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Disruptions to Information Technology Systems and Cybersecurity Incidents

We rely, and will continue to rely on, information technology systems to keep financial and employment records, facilitate our research and development initiatives, manage our operations, maintain quality control, maintain corporate records, communicate with staff, provide our services and operate other critical functions. Our information technology systems, and those of our vendors and partners, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted, especially in the health-care industry. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including deployment of harmful malware and key loggers, ransomware, a malicious website, social engineering and phishing scams, and other means to affect the confidentiality, integrity and availability of our technology systems and data, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, denial-of-service attacks and sophisticated nation-state and nation-state supported actors present a constant threat, including advanced persistent threat intrusions. Cyberattacks may also be due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity incidents becoming commonplace. We recognize the risk of cybersecurity incidents and work to constantly evolve our incident response plans as the known threat vectors emerge. We vet and verify the cybersecurity practices and compliance of our vendors to ensure they follow established guidelines, compliance requirements, and best practices related to their industry. Internally, we utilize a cybersecurity maturity model based on the National Institute of Standards and Technology, or NIST, standards to track and report on the current and future compliance and progress within the multiple areas of compliance and concern. We intend to make steady measured improvements to our cybersecurity maturity along with investments in tools, and services that are aligned with our growth and maturity. We intend to adhere to a baseline of best practices that include proper use of encryption of data and communications, policies and procedures, and mitigation/validation practices that seek to ensure the approach is meeting or exceeding our commitment to our plan. Despite our current or future efforts to protect against cybersecurity attacks and data security incidents, there is no guarantee that our efforts are adequate to safeguard against all such attacks and incidents. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.

Human Capital

As of January 24, 2025, we had 123 employees, 61 of whom were engaged directly in research, development, regulatory and clinical activities, 38 in manufacturing and quality assurance and 24 in marketing, sales, and administrative activities.

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

Risks Related to Our Financial Condition and Capital Requirements

There is substantial doubt about whether the Company can continue as a going concern.

To date, the Company has earned no revenues and has incurred an accumulated deficit of $195.9 million. In addition, the Company has limited financial resources. As of December 31, 2024, we held cash and cash equivalents of $9.7 million and short-term investments of $39.4 million, which we believe will only provide funding for our operations into the first quarter of 2026. Accordingly, there is substantial doubt as to whether existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Our management is evaluating and pursuing different strategies to obtain the required funding for our operations. These strategies may include but are not limited to public and private placements of equity and/or debt, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. There can be no assurance that these funding efforts will be successful. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even liquidate our business interests and investors may lose their investment.

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

Since inception, we have devoted substantially all of our financial resources to developing our surgical robot. We have financed our operations primarily through the issuance of equity securities. We have not generated revenue from the sale of the Vicarious Surgical System to date and have incurred significant losses. We incurred net losses of $63.2 million and $71.1 million for the years ended December 31, 2024 and 2023, respectively. The amount of our future net losses will depend, in part, on future sales and on-going development of the Vicarious Surgical System, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and seeks to develop and commercialize new surgical applications for the Vicarious Surgical System, such as gynecological, urological or other general surgical applications. We anticipate that our expenses will increase substantially if and as we:

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

Our ability to generate future revenue from the Vicarious Surgical System sales depends heavily on our success in many areas, including but not limited to:

●	launching and commercializing current and future uses for the Vicarious Surgical System, either directly or in conjunction with one or more collaborators or distributors;

●	obtaining and maintaining regulatory authorization with respect to each application for the Vicarious Surgical System and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	establishing and maintaining distribution relationships with third parties that can provide adequate (in amount and quality) infrastructure to support market demand for the Vicarious Surgical System; and

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities. Our accumulated deficit as of December 31, 2024 was $195.9 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious Surgical System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

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

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to develop new surgical applications for the Vicarious Surgical System. We will require additional capital to develop and commercialize the Vicarious Surgical System for abdominal surgeries and to develop the Vicarious Surgical System for new surgical applications. As of December 31, 2024, we held cash and cash equivalents of $9.7 million and short-term investments of $39.4 million. We estimate that our cash resources will be sufficient to fund operations and meet our obligations into the first quarter of 2026. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for that period of time, which raises substantial doubt as to the Company’s ability to continue as a going concern. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

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

We aim to launch the Vicarious Surgical System initially for use in ventral hernia repair procedures, but to later expand the product to other abdominal surgical applications, including gynecological, urological and general surgery uses. We face risks associated with developing and launching the Vicarious Surgical System for the first indication specific use and other surgical applications. We are in the process of developing the Vicarious Surgical System, and will need to complete beta testing, verification and validation prior to filing de novo authorization with FDA. If we encounter development or manufacturing challenges or discover errors during our development cycle, the launch dates of the initial and new surgical applications may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of the Vicarious Surgical System could adversely affect our business or financial condition.

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

We have developed and are engaged in the development of the Vicarious Surgical System initially for use in ventral hernia repair procedures. Achieving physician, patient, and third-party payor acceptance of robotic-assisted surgery as a preferred method of performing surgery is crucial to our success. Our success will depend on the acceptance of the Vicarious Surgical System in the United States and global health-care markets, when or if it is authorized for marketing in those jurisdictions. We are faced with the risk that the marketplace will not be receptive to the Vicarious Surgical System over competing products, including traditional and existing robotic-assisted surgical procedures used in hospitals and ASCs, and that we will be unable to compete effectively. Factors that could affect our ability to successfully commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to commercialize any potential future product candidates and technologies include:

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

We expect to generate a portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, including any clinical trials or product studies conducted outside of the United States, which could adversely affect our business, operating results and financial condition.

We intend to generate revenues from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

●	trade relations among the United States and those foreign countries in which our future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries;

●	difficulties and costs of staffing and managing foreign operations;

●	difficulties protecting, procuring or enforcing intellectual property rights internationally;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	laws and business practices that may favor local companies;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability and war or other military conflict, which could have a material adverse impact on our sales; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

To develop our sales and marketing organization to successfully achieve market awareness and sell our product candidates and technologies after they receive appropriate marketing authorization, we must:

●	continue to recruit and retain adequate numbers of effective and experienced sales and marketing personnel;

●	effectively train our sales and marketing personnel in the benefits and risks of the Vicarious Surgical System;

●	establish and maintain successful sales, marketing, training and education programs that educate healthcare professionals so they can appropriately inform their patients about the Vicarious Surgical System;

●	manage geographically dispersed sales and marketing operations; and

●	effectively train our sales and marketing personnel on the applicable fraud and abuse laws that govern interactions with health-care practitioners as well as current and prospective patients and maintain active oversight and auditing measures to ensure continued compliance.

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

Geopolitical conflicts could adversely impact our operations or those of our suppliers, manufacturers or customers. The extent to which these events impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the uncertainty surrounding geopolitical conflicts and in the global marketplace continues, or if we, or any of our suppliers, manufacturers or customers encounter any disruptions to our or their respective operations or facilities, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the marketing and sale of our product candidates and our financial results could be adversely affected.

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

Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”). In order to maintain this listing, we must satisfy minimum financial and other requirements. On September 20, 2023, we received notice from the NYSE notifying us that, because average closing share price for the Company’s Class A common stock was less than $1.00 over a consecutive 30 trading-day period, the Company no longer met the NYSE’s continued listing criterion relating to minimum share price. On June 12, 2024, the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of Class A and Class B common stock. On July 26, 2024, we were notified by the NYSE that our Class A common stock had an average closing share price of at least $1.00 over the 30 trading-day period ending on July 26, 2024, and therefore we had regained compliance with the applicable NYSE continued listing standard.

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

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2024, and 2023. The material weaknesses we identified were as follows:

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

As of December 31, 2024, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $165.1 million, of which approximately $2.8 million will expire at various dates from 2034 through 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Risks Related to Healthcare Industry Shifts and Changing Regulations

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

Obtaining marketing authorization for Class II or III medical devices through the 510(k) premarket notification process, the PMA process, or the De Novo classification process can be expensive and time-consuming, and entails significant user fees to the FDA, unless an exemption is available. The FDA’s review of premarket notifications for 510(k) clearance usually takes 90 to 180 days, and review of De Novo classification applications usually takes 120 to 280 days, but both review processes can last longer. In addition, after a device is cleared or authorized under a reclassification order, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or possibly another De Novo authorization or a PMA, depending on the extent of the modification and the associated risks.

The De Novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the Food and Drug Administration Safety and Innovation Act of 2012, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA premarket review goals state that the agency will attempt to issue a decision within 150 days of receipt on of all De Novo classification requests received during the year. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo classification requests are subject to user fees, unless a specific exemption applies.

In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from 180 days to, in some cases, more than one year from the time the application is initially filed with the FDA. Modifications to devices that are approved through a PMA application generally require FDA approval of a supplemental PMA application. The Vicarious Surgical System and some of our future product candidates and technologies may require obtaining a PMA. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of the Vicarious Surgical System. Further, we may not be able to obtain additional 510(k) clearances, De Novo authorizations, or PMAs for new product candidates and technologies or for modifications to, or additional indications for, the Vicarious Surgical System in a timely fashion or at all. Delays in obtaining future clearances, authorizations, or approvals could adversely affect our ability to introduce new or enhanced product candidates and technologies in a timely manner, which in turn could harm our revenue and future profitability.

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

If any of our product candidates receive marketing authorization in the United States, we, as well as our third-party manufacturers or suppliers that are regulated by the FDA, will also be subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of the Vicarious Surgical System, labeling regulations and MDR regulations. The last of these regulations requires us to report to the FDA if any of our commercial devices, when and if authorized for commercialization, causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. The failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, which may include any of the following sanctions:

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

The Vicarious Surgical System and our new or modified product candidates and technologies will require FDA marketing authorization before they may be marketed in the United States. The FDA may refuse our requests for pre-market review of new product candidates and technologies or may not grant marketing authorization for these product candidates and technologies for the indications that are necessary or desirable for successful commercialization. Early-stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether pre-market review submissions may be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to notify applicants whether a pre-market submission for a device is administratively complete, and if not, such notification will identify the missing element(s). Applicants are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review and will be considered abandoned.

The FDA may delay, limit or deny marketing authorization of a device for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for their intended uses;

●	the disagreement of the FDA with the design or implementation of our clinical trials or the interpretation of data from non- clinical studies or clinical trials;

●	serious and unexpected adverse device effects experienced by subjects enrolled in our clinical trials;

●	the data from our nonclinical studies and clinical trials may be insufficient to support marketing authorization, where required;

●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

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

Failure to successfully complete any required studies in a timely and cost-effective manner could have a material adverse effect on our prospects with respect to the Vicarious Surgical System or other product candidates and technologies. Because animal studies, clinical trials and other types of scientific studies are inherently uncertain, there can be no assurance that these trials or studies will be completed in a timely or cost-effective manner, be suitable to support marketing authorization or result in a commercially viable product. Clinical trials or other studies may experience significant setbacks even if earlier preclinical or animal studies have shown promising results. Furthermore, preliminary results from animal studies or clinical trials may be contradicted by subsequent clinical analysis. Results from animal studies or clinical trials may also not be supported by actual long-term studies or clinical experience. If preliminary study results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials also may be suspended or terminated by us, the FDA, the responsible IRB or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks. The FDA may disagree with our interpretation of the data from the animal studies or clinical trials, or may find the design, conduct or results of such studies or trials inadequate to demonstrate safety and effectiveness of the product candidate. The FDA may also require additional non-clinical studies or clinical trials for use in ventral hernia procedures or other indications, which could further delay authorization of our product candidates and technologies.

Attracting patients to perform clinical trials and meeting clinical trial objectives can be more costly and time-consuming than expected and could be adversely affected by another health crisis.

In order conduct our clinical trials, we must recruit, screen and enroll eligible patients. Patients may be identified from the investigator’s own clinical practice or hospital or may be referred by another physician. Potential clinical trial participants must provide informed consent before undergoing certain clinical tests that are used to determine patient eligibility based on inclusion/exclusion criteria. As a result, at the time of informed consent, we do not know if a patient will be eligible to participate in the trial, so we will need to screen many more patients than we intend to enroll in order to meet our enrollment criteria. Not all patients who undergo screening will ultimately be eligible for enrollment in our clinical trials. Moreover, some of the enrolled participants may not comply with the requirements of the trial, thereby leading to poor or unusable data, or some may withdraw from the trial, which may compromise the results of the clinical trial.

We may not be able to initiate, continue and/or complete in a timely manner clinical trials if we are unable to locate and enroll a sufficient number of eligible patients within the planned recruitment period to participate in these trials as required by the applicable regulatory authorities in the United States, Europe and any other applicable jurisdictions.

Delays in subject enrollment or failure of trial subjects to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial. The trial enrollment process may be affected by many factors including:

●	the use of the investigational device and the nature of the procedures being performed under the clinical trial protocol;

●	the existence of a competing device with FDA marketing authorization and long-term data supporting its safety and efficacy;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of our investigational devices in relation to other available therapies, including any new product candidates that may be approved for the indications we are investigating;

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	the eligibility criteria for the trial in question;

●	subject compliance with the trial protocol;

●	the design of the clinical trial;

●	the referral practices of physicians;

●	limitations placed on enrollment by regulatory authorities or other bodies;

●	the ability to monitor trial subjects adequately during and after treatment;

●	the proximity and availability of clinical trial sites for prospective subjects;

●	efforts to facilitate timely enrollment; and

●	other clinical trials competing for the same target patients as those of our clinical trials.

Any difficulties in enrolling a sufficient number of subjects for any of our clinical trials, or any subjects withdrawing from the clinical trials or not complying with the trial protocols, could result in significant delays and could require us to abandon one or more clinical trials altogether. If our trial sites are restricted or delayed in performing the required procedures or following up with their trial subjects, this may lead to missing information and may potentially impact clinical trial data quality and integrity. Enrollment delays and other issues with our clinical trials may result in increased research and development costs that may exceed the resources available to us and may lead to delays in obtaining marketing authorization in target markets.

If allowed to proceed with our clinical development programs, we intend to conduct clinical trials for certain of our product candidates at sites outside of the United States, and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

The acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all, and other comparable non-U.S. regulatory authorities may have similar restrictions and conditions with respect to clinical trials conducted outside of their respective jurisdictions.. In cases where data from clinical trials conducted wholly outside of the United States are intended to serve as the basis for marketing approval in the United States, the FDA will generally not accept such foreign trial data unless (i) the data are determined to be applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the FDA is able to validate the data through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many comparable non-U.S. regulatory authorities have similar approval requirements.

In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. If the FDA does not accept the data from any of our clinical trials that we determine to conduct outside the U.S., it would likely result in the need for additional trials that would be costly and time-consuming and delay or permanently halt the development of our product candidate.

In addition, the conduct of clinical trials outside the U.S. could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	Foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

●	Administrative burdens of conducting clinical trials under multiple foreign regulatory schemes;

●	Foreign exchange fluctuations; and

●	Diminished protection of intellectual property in some countries.

We may rely on third parties to perform clinical trial planning, provide critical advice, conduct our clinical trials and facilitate obtaining regulatory approvals or clearances for our product candidates. Such third parties may not perform satisfactorily, including failing to meet deadlines for the completion of clinical trials.

We may rely on third parties to provide clinical trial planning, conduct certain clinical trials, perform data collection and analysis and provide marketing, manufacturing, regulatory advice and other services that are crucial to our business. We may be unable to find suitable partners, external consultants or service providers to provide such services or such arrangements may not be available on commercially reasonable terms. Further, we may engage third parties that may cease to be able to provide these services or may not provide these services in a timely or professional manner. In particular, our technology and product development activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if the third parties do not devote a sufficient amount of time or effort to our activities or otherwise fail to successfully carry out their contractual duties or to meet regulatory obligations or expected deadlines; if we replace a third party; if the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons including the loss of data; or if the third party becomes bankrupt or enters into liquidation.

We may not always have the ability to control the performance of third parties in their conduct of their activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or agreements with such third parties are terminated for any reason, we would be required to find a replacement third party to conduct the required activities. We may be unable to enter into a new agreement with another third party on commercially acceptable terms, if at all. Furthermore, if the quality or accuracy of the data obtained by the third party is compromised, or if data are otherwise lost, we would be required to repeat the affected trial. Third-party performance failures may therefore increase our development costs, delay our ability to obtain regulatory authorization, and delay or prevent the commercialization of our products in target markets. In addition, our third-party agreements usually contain a clause limiting such third party’s liability, such that we may not be able to obtain full compensation for any losses that we may incur in connection with the third party’s performance failures.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice regulations and international standards relating to the conduct, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties, over which we have limited control, to manage those operations does not relieve us of these responsibilities and requirements. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. We also are required to register ongoing clinical trials and post the results of certain completed clinical trials on certain government-sponsored databases, such as clinicaltrials.gov in the United States, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties for any reason, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory authorizations for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

If we are unable to establish such arrangements when, and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase capital requirements and may delay the development, approval and future commercialization of our product candidates, which could have a material adverse effect on our business, financial condition and operating results.

The FDA may propose new legislation, or Congress may propose new legislation, to enhance and modernize the agency’s regulatory approach to device products and technologies, which may significantly affect product development costs, requirements, and other factors and additional uncertainty for our product candidates, technologies and business.

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

More recently, in December 2022, Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDCA under FDORA. The legislation included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Under the FDORA amendments to the FDCA, any application for marketing authorization of the cyber device must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDCA and will subject the manufacturer to enforcement actions and possibly legal sanctions.

In addition, changes in the FDA’s marketing authorization pathways for medical devices could make authorization more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain authorization for our product candidates.

Future legislative and regulatory proposals may prevent, limit or delay regulatory authorization of our product candidates or, more broadly, may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for 510(k), De Novo classification and PMA submissions, as well as other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we otherwise may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

We and our contract manufacturers and our component suppliers are required to comply with the FDA Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, distribution and servicing of our devices. We are required to implement an adequate, compliant quality system at our manufacturing facilities and verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. If we obtain marketing authorization for any of our product candidates, we and our contract manufacturers and regulated component suppliers will be subject to periodic unannounced inspections by the FDA and other regulatory authorities to monitor and ensure compliance with post-market regulatory requirements. We cannot assure investors that the FDA or other regulatory authorities will not discover evidence of noncompliance at our facilities or the facilities of our third-party manufacturers or suppliers during a future quality system inspection.

Accordingly, assuming we receive marketing authorization for one or more product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. Failure of us or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse regulatory inspection finding could delay production of the Vicarious Surgical System and lead to fines, difficulties in obtaining regulatory authorizations, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

Our current or future product candidates, products and technologies may be subject to product recalls even after receiving marketing authorization from the FDA. A recall of the Vicarious Surgical System, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our future products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of the Vicarious Surgical System and any accessory devices if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling or if new information is obtained concerning deficiencies in the safety or efficacy of the Vicarious Surgical System. For example, under the FDA’s MDR regulations, if and when the Vicarious Surgical System receives marketing authorization, we are required to report to the FDA any incident in which the system may have caused or contributed to a death or serious injury or in which the Vicarious Surgical System malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated incidents of the same or similar adverse events or product malfunctions may result in a voluntary or mandatory product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of a discovery of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. It is possible that the FDA could disagree with our initial classification for a voluntary recall. The FDA requires that reports of device corrections or removals intended to reduce a risk to health posed by the device or remedy a violation of the FDCA caused by the device be submitted to the FDA within 10 working days after the correction or removal is initiated. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health-care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

If we obtain FDA marketing authorization for our Vicarious Surgical System, we will be subject to broadly applicable fraud and abuse and other health-care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the device system and any authorized accessories. Restrictions under applicable federal and state health-care laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health-care program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record that is material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health-care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health-care benefits, items or services;

●	the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-authorized, approved or cleared drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value to physicians, teaching hospitals and certain advanced non-physician health-care practitioners as well as physician ownership and investment interests; and

●	analogous state laws and regulations such as state anti-kickback and false claims laws, as well as analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require medical device companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties comply with applicable health-care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health-care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded health-care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other health-care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health-care programs.

Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In addition, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Health-care policy and payment changes may have a material adverse effect on our financial condition and results of operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health-care system that could prevent or delay marketing authorization of our product candidates and technologies or any of our potential future product candidates and technologies, restrict or regulate post-authorization activities, or affect our ability to profitably sell any product candidates and technologies for which we obtain marketing authorization. Increased scrutiny by the U.S. Congress of the FDA’s medical device authorization process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs, in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process.

Furthermore, there have been and continue to be a number of legislative initiatives in the U.S. Congress and state legislatures to contain healthcare costs. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Future legislative and regulatory proposals to further reform healthcare or reduce healthcare costs may prevent, limit or delay regulatory authorization of our product candidates or coverage or reimbursement for such product candidates, if approved, or even lower reimbursement for the procedures associated with the use of such product candidates. More broadly, such future legislation or regulation may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be.

The growth of overall healthcare costs as a percentage of gross domestic product in many countries means that governments and payers are under intense pressure to control healthcare spending even more tightly. As a result, our businesses and the healthcare industry in general are operating in an ever more challenging environment with very significant pricing pressures. In recent years, national, federal, provincial, state and local officials and legislators have proposed, or are reportedly considering proposing, a variety of price-based reforms to the healthcare systems in the United States, the European Union and other countries. Some proposals include measures that would limit or eliminate payments for certain medical procedures and treatments or subject pricing to government control. In addition, proposed legislation may limit access to healthcare insurance coverage, which could reduce the volume of medical procedures involving our authorized device products. Furthermore, in certain foreign markets, the pricing or profitability of healthcare products is subject to government controls and other measures that have been prepared by legislators and government officials. While we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposals or reforms could adversely affect the commercial viability of our existing and potential products. In addition, any changes of, or uncertainty with respect to, coverage or reimbursement rates relating to our authorized products, or procedures involving such products, could affect demand for our products, which in turn could impact our ability to successfully commercialize our authorized products and have a material adverse effect on our business, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may also increase the time necessary for new products and technologies to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases, certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical employees and stop critical activities.

Additionally, if a prolonged government shutdown or slowdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular premarket review, inspections, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and clear, authorize, or approve regulatory submissions, which could have a material adverse effect on our future business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Related to Our Securities and to Being a Public Company

Our outstanding warrants increase the number of shares eligible for future resale in the public market and, if exercised, will result in significant dilution to our stockholders.

Our outstanding warrants include public warrants to purchase shares of our Class A common stock issued in connection with D8’s initial public offering (“Public Warrants”) and private placement warrants sold in a private placement to D8’s sponsor in connection with the closing of the initial public offering and in connection with the conversion of D8 working capital loans (the “Private Placement Warrants”). As of December 31, 2024, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding. Thirty (30) whole warrants are exercisable for one share of Class A common stock at an exercise price of $345.00 per share. The warrants became exercisable 30 days after the closing of our Business Combination, which occurred on September 17, 2021. In certain circumstances, the warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases. However, there is no guarantee that the warrants will remain in the money prior to their expiration, and as such, the warrants may expire worthless.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we currently take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will be an emerging growth company until December 31, 2025. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

If more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will become a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2024, Adam Sachs, Sammy Khalifa, and Barry Greene held approximately 71.7% of the voting power of our outstanding capital stock. Messrs. Sachs, Khalifa and Greene have no agreement or arrangement to act together with respect to voting of the Class B common stock, and thus they have not formed a “group” for purposes of controlled company status. Although no individual, group or other company will have more than 50% of our voting power, Messrs. Sachs, Khalifa and Greene may in the future decide to act as a group, and this concentration of voting power would cause us to become a “controlled company” within the meaning of the NYSE corporate governance standards.

As a result, if we become a “controlled company” within the meaning of the NYSE corporate governance standards, then we will not be subject to the requirements that would otherwise require it to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 71.7% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

Our principal stockholders and management will exert significant influence over us and their interests may conflict with yours in the future.

Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 71.7% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

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

We also identify our cybersecurity threat risks by comparing our processes to standards set by the National Institute of Standards and Technology, or NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;

●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;

●	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;

●	provide regular, mandatory training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

●	conduct regular phishing email simulations for all employees with access to our email systems to enhance awareness and responsiveness to possible threats;

●	conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;

●	run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

●	leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and

●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

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

In the last two fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

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

ITEM 2. PROPERTIES.

We currently maintain all of our operations, including executive offices and manufacturing and laboratory space in adjacent buildings at 78 and 62 Fourth Avenue, Waltham, Massachusetts 02451. We lease office space under operating leases. We consider our current office space adequate for our current operations.

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

Holders

As of January 24, 2025, there were approximately 28 holders of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of the Public Warrants and two holders of record of the Private Placement Warrants.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries.

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

Financial Highlights

We incurred net losses of $63,223 and $71,071 for the years ended December 31, 2024 and 2023, respectively. The 2024 net loss is inclusive of a gain of $43 related to the change in valuation of our warrant obligations. The 2023 net loss is inclusive of a gain of $5,191 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $66,555 and $80,666 for the years ended December 31, 2024 and 2023, respectively, representing a period-over-period decrease in expenses of 17%, which was primarily due to decreases of $11,022 in personnel-related expenses, $1,435 in insurance expense, $797 in materials and supplies and $578 in software expense. The decrease in personnel-related expenses was due primarily to a 28% decrease in average headcount, from an average of 177 people in 2023 to an average of 127 people in 2024.

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

Research and Development (“R&D”) Expenses

R&D expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

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

Results of Operations

The following table sets forth our historical operating results for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands, except for per share amounts)	2024	2023	Change	% Change

Operating expenses:
Research and development	$40,155	$47,578	$(7,423)	(16)%
Sales and marketing	4,525	6,230	(1,705)	(27)%
General and administrative	21,875	26,858	(4,983)	(19)%
Total operating expenses	66,555	80,666	(14,111)	(17)%
Loss from operations	(66,555)	(80,666)	14,111	(17)%
Other income (expense):
Change in fair value of warrant liabilities	43	5,191	(5,148)	(99)%
Interest and other income	3,289	4,429	(1,140)	(26)%
Interest expense	—	(25)	25	(100)%
Loss before income taxes	(63,223)	(71,071)	7,848	(11)%
Provision for income taxes	—	—	—	N/M
Net loss	$(63,223)	$(71,071)	$7,848	(11)%
Net loss per common share, basic and diluted	$(10.74)	$(14.60)	$3.86	(26)%

Other comprehensive gain:
Net unrealized gain on investments	40	10	30	300%
Other comprehensive gain	40	10	30	300%
Comprehensive loss	$(63,183)	$(71,061)	$7,878	(11)%

Comparison of the years ended December 31, 2024 and 2023

Research and Development Expenses. R&D expenses decreased $7,423, or 16%, to $40,155 during the year ended December 31, 2024, compared to $47,578 during the year ended December 31, 2023. This decrease was primarily due to decreases of $8,283 of personnel-related expenses, $740 in materials and supplies, $377 in software expense, $130 in facilities and partially offset by increases of $1,899 in professional services and $252 in depreciation expense. The decrease in personnel-related expenses was due primarily to a decrease in average headcount of 25%, from an average of 137 people in 2023 to an average of 103 people in 2024.

Sales and Marketing Expenses. S&M expenses decreased $1,705, or 27%, from $6,230 in the year ended 2023 to $4,525 during the year ended December 31, 2024. This decrease was primarily due to decreases of $940 in personnel-related expenses, $658 in professional services, $88 in travel expenses and partially offset by a $103 increase in software expenses. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 44%, from an average of 16 people in 2023 to an average of 9 people in 2024.

General and Administrative Expenses. G&A expenses decreased $4,983, or 19%, to $21,875 during the year ended December 31, 2024, compared to $26,858 during the year ended December 31, 2023. This decrease was primarily due to decreases of $1,799 in personnel-related expenses, $1,478 in insurance expenses, $974 in professional services, $304 in software expenses, $77 in travel expenses and $346 in other operating costs. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 36%, from an average of 25 people in 2023 to an average of 16 people in 2024.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the year ended December 31, 2024 was a $43 gain. The change in fair value of warrant liability resulted from the remeasurement of the Public Warrant and Private Placement Warrant liabilities between December 31, 2023 and the end of the reporting period, December 31, 2024.

Interest and Other Income. Interest and other income decreased by $1,140 to $3,289 during the year ended December 31, 2024, compared to $4,429 during the year ended December 31, 2023. The decrease was primarily due to a decrease in interest income from short-term investments.

Interest Expense. Interest expense decreased by $25 to $0 during the year ended December 31, 2024, compared to $25 during the year ended December 31, 2023. The decrease was primarily due to the equipment loans being paid off in April 2023.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the years ended December 31, 2024 and 2023 was $49,956 and $62,305, respectively. As of December 31, 2024, we held cash and cash equivalents of $9,737, short-term investments of $39,360 and had an accumulated deficit of $195,935.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $49,097 as of December 31, 2024 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. We currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations into the first quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the year ended December 31, 2024.

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

Cash

Our cash and cash equivalents and short-term investments balance as of December 31, 2024 was $9,737 and $39,360, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the year ended December 31, 2024 and December 31, 2023

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(49,956)	$(62,305)
Net cash provided by (used in) investing activities	$6,863	$(45,783)
Net cash provided by financing activities	$8	$44,702

Cash flows used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 was $49,956, attributable to a net loss of $63,223 less a net change in our net operating assets and liabilities of $594 and plus non-cash items of $13,861. Non-cash items consisted of $11,904 in stock-based compensation, $2,107 of depreciation and $899 for non-cash lease expenses, partially offset by a $43 gain from our warrant liabilities and a change in accrued interest and net accretion of discounts on marketable securities of $1,008. The $594 change in our net operating assets and liabilities was primarily due to decreases of $1,047 in lease liabilities, $96 in accounts payable, partially offset by an $175 decrease in prepaid and other current assets, a $309 increase in accrued expenses, and a $65 decrease in other non-current assets.

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

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $6,863 consisting of $65,192 in proceeds from sales and maturities of available-for-sale investments and partially offset by $58,149 used for purchases of available-for-sale investments and $180 for fixed asset purchases.

Net cash used by investing activities for the year ended December 31, 2023 was $45,783 consisting of $75,704 used for purchases of available-for-sale investments and $1,670 for fixed asset purchases, and partially offset by proceeds of $31,591 from sales and maturities of available-for-sale investments.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $8 that was received for stock option exercises.

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

While our significant accounting policies are described in the notes to our historical financial statements (see Note 2, “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our financial statements contained in this Annual Report on Form 10-K), we believe the following critical accounting policy requires significant judgment and estimates in the preparation of our financial statements:

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

The Company estimates the volatility of its warrants based on implied volatility from the Company’s Public Warrants and from the historical volatility of the Company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” in our financial statements contained in this Annual Report on Form 10-K.

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

We also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act and intend to continue to do so as long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2024, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, improper controls related to information technology, ineffective risk assessment process and documentation and monitoring of control processes, accounting policies and procedures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.).		Form 8-K (Exhibit 2.1)	4/15/2021	001-39384
3.1	Certificate of Incorporation of Vicarious Surgical Inc., as amended		Form 10-Q (Exhibit 3.1)	8/13/2024	001-39384
3.2	Amended and Restated Bylaws of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.2)	9/23/2021	001-39384
4.1	Description of Securities	X
4.2	Specimen Class A Common Stock Certificate		Form S-8 (Exhibit 4.4)	6/27/2024	333-280538
4.3	Warrant Agreement, dated as of July 14, 2020, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	7/17/2020	001-39384
10.1	Form of Subscription Agreement, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	4/15/2021	001-39384
10.2.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC.		Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055
10.2.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC		Form 8-K (Exhibit 10.1)	10/20/2021	001-39384
10.2.3†	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021		Form 8-K (Exhibit 10.2)	10/20/2021	001-39384
10.3+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055
10.4+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055
10.5+	Consulting Agreement, dated as of January 17, 2025, by and between Vicarious Surgical Inc. and William Kelly.	X
10.6+	Offer Letter, dated January 18, 2024, by and between Vicarious Surgical Inc. and Randy Clark.		Form 10-K (Exhibit 10.6)	3/4/2024	001-39384
10.7+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.1)	5/9/2022	001-39384
10.8+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.		Form 8-K (Exhibit 10.9)	09/23/2021	001-39384
10.9+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.		Form S-8 (Exhibit 99.1)	6/27/2024	333-280538

10.10	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	09/23/2021	001-39384
10.11+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	09/23/2021	001-39384
10.12	Sales Agreement, dated as of October 7, 2022, by and between the Registrant and Cowen and Company, LLC		Form S-3 (Exhibit 1.2)	10/7/2022	333-267785
19	Vicarious Surgical Inc. Insider Trading Policy	X
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/15/2021	333-260281
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Vicarious Surgical Inc. Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	The certifications furnished in Exhibit 32 attached hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICARIOUS SURGICAL INC.

Date: March 17, 2025	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Adam Sachs	Chief Executive Officer and Director	March 17, 2025
Adam Sachs	(Principal Executive, Financial and Accounting Officer)

/s/ Victoria Carr-Brendel, Ph.D.	Director	March 17, 2025
Victoria Carr-Brendel, Ph.D.

/s/ Beverly Huss	Director	March 17, 2025
Beverly Huss

/s/ Sammy Khalifa	Director	March 17, 2025
Sammy Khalifa

/s/ Ric Fulop	Director	March 17, 2025
Ric Fulop

/s/ Donald Tang	Director	March 17, 2025
Donald Tang

/s/ David Ho	Director	March 17, 2025
David Ho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vicarious Surgical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vicarious Surgical Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of losses and negative cash flows from operations, has an accumulated deficit, and has concluded that the Company’s cash, cash equivalents and investments will not be sufficient to sustain operations for at least twelve months from the date the financials are available to be issued. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 17, 2025

We have served as the Company’s auditor since 2020.

VICARIOUS SURGICAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,737	$52,822
Short-term investments	39,360	45,355
Prepaid expenses and other current assets	2,601	2,776
Total current assets	51,698	100,953
Restricted cash	936	936
Property and equipment, net	4,476	6,402
Right-of-use assets	10,560	11,459
Other long-term assets	49	114
Total assets	$67,719	$119,864

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,166	$1,258
Accrued expenses	5,283	4,975
Lease liabilities, current portion	1,218	1,047
Total current liabilities	7,667	7,280
Lease liabilities, net of current portion	12,567	13,785
Warrant liabilities	787	830
Total liabilities	21,021	21,895

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2024 and 2023; 5,265,089 and 5,196,168 shares issued and outstanding at December 31, 2024 and 2023, respectively	15	15
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at December 31, 2024 and 2023; 653,990 shares issued and outstanding at December 31, 2024 and 2023	2	2
Additional paid-in capital	242,566	230,654
Accumulated other comprehensive income/(loss)	50	10
Accumulated deficit	(195,935)	(132,712)
Total stockholders’ equity	46,698	97,969
Total liabilities and stockholders’ equity	$67,719	$119,864

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except, per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$40,155	$47,578
Sales and marketing	4,525	6,230
General and administrative	21,875	26,858
Total operating expenses	66,555	80,666
Loss from operations	(66,555)	(80,666)
Other income (expense):
Change in fair value of warrant liabilities	43	5,191
Interest and other income	3,289	4,429
Interest expense	—	(25)
Loss before income taxes	(63,223)	(71,071)
Provision for income taxes	—	—
Net loss	$(63,223)	$(71,071)
Net loss per share of Class A and Class B common stock, basic and diluted	$(10.74)	$(14.60)

Other comprehensive income:
Net unrealized income on investments	40	10
Other comprehensive income	40	10
Comprehensive net loss	$(63,183)	$(71,061)

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	1,393	—	8	—	—	8
Vesting of restricted stock	67,528	—	—	—	—	—
Stock-based compensation	—	—	11,904	—	—	11,904
Net loss	—	—	—	(63,223)	—	(63,223)
Other comprehensive income	—	—	—	—	40	40
Balance, December 31, 2024	5,919,079	$17	$242,566	$(195,935)	$50	$46,698

	Year Ended December 31, 2023
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	4,195,967	$13	$172,673	$(61,641)	$—	$111,045
Exercise of common stock options	36,235	—	296	—	—	296
Vesting of restricted stock	49,782	—	—	—	—	—
Stock-based compensation	—	—	13,267	—	—	13,267
Proceeds from short swing rule	—	—	200	—	—	200
Issuance of class A common stock, net of issuance costs of $2,823	1,568,174	4	44,218	—	—	44,222
Net loss	—	—	—	(71,071)	—	(71,071)
Other comprehensive income	—	—	—	—	10	10
Balance, December 31, 2023	5,850,158	$17	$230,654	$(132,712)	$10	$97,969

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(63,223)	$(71,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,107	1,854
Loss on disposal of property and equipment	2	—
Stock-based compensation	11,904	13,267
Non-cash lease expense	899	814
Change in fair value of warrant liabilities	(43)	(5,191)
Change in accrued interest and net accretion of discounts on short-term investments	(1,008)	(1,232)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	175	1,420
Accounts payable	(96)	(473)
Accrued expenses	309	(833)
Lease liabilities	(1,047)	(838)
Other noncurrent assets	65	(22)
Net cash used in operating activities	(49,956)	(62,305)
Cash flows from investing activities:
Purchases of property and equipment	(180)	(1,670)
Purchases of available-for-sale investments	(58,149)	(75,704)
Proceeds from sales and maturities of available-for-sale investments	65,192	31,591
Net cash provided by (used in) investing activities	6,863	(45,783)
Cash flows from financing activities:
Repayment of equipment loans	—	(16)
Gross proceeds from issuance of common stock	—	47,045
Issuance costs related to issuance of common stock	—	(2,823)
Proceeds from short swing rule	—	200
Proceeds from exercise of stock options	8	296
Net cash provided by financing activities	8	44,702
Change in cash, cash equivalents and restricted cash	(43,085)	(63,386)
Cash, cash equivalents and restricted cash, beginning of year	53,758	117,144
Cash, cash equivalents and restricted cash, end of year	$10,673	$53,758

Reconciliation of restricted cash:
Cash and cash equivalents	9,737	52,822
Restricted cash	936	936
	$10,673	$53,758
Supplemental cash flow information:
Interest paid	$—	$1

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $195,935. The Company has not yet generated any revenue from operations. Additional risks to which the Company is exposed include uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at December 31, 2024 of $49,097 will be sufficient to support our operations for the next twelve months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about our ability to continue as a going concern. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On June 12, 2024, the Company effected a 1-for-30 reverse stock split (“Reverse Split”) of its issued and outstanding shares of Class A and Class B common stock. The Reverse Split did not change the number of authorized shares of Class A and Class B common stock. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 11, “Stockholders’ Equity and Stock-Based Compensation – Reverse Stock Split”).

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at December 31, 2024 and 2023 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized gains of $40 and $10 for the years ended December 31, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through December 31, 2024, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The fair value of the Company’s stock options and PSOs on the date of grant is determined by a Black-Scholes option pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, peer company data used in combination with the Company’s data for volatility, and judgment regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purpose of this calculation, outstanding stock options, PSOs, RSUs, PSUs and stock warrants are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We currently take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies and intend to continue to do so as long as we qualify as an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies. The Company’s emerging growth company status will expire on December 31, 2025.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2024.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	39,310	59	(9)	39,360
Total assets	$39,310	$59	$(9)	$39,360

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	45,345	36	(26)	45,355
Total assets	$45,345	$36	$(26)	$45,355

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2024 and December 31, 2023 was $4,528 and $31,568, respectively. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2024. As of December 31, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2024.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2024	2023
Machinery and equipment	3 to 5 years	$3,155	$3,162
Furniture and fixtures	3 to 7 years	1,031	1,173
Computer hardware and software	3 years	1,351	1,328
Leasehold improvements	Lesser of lease term or asset life	4,416	4,288
Total property and equipment		9,953	9,951
Less accumulated depreciation		(5,477)	(3,549)
Property and equipment, net		$4,476	$6,402

Depreciation expense for the years ended December 31, 2024 and 2023 was $2,107 and $1,854, respectively.

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	December 31, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$709	$—	$—	$709
U.S. treasury securities	—	39,360	—	39,360
Total assets	$709	$39,360	$—	$40,069

Liabilities:
Warrant liabilities - public warrants	$423	$—	$—	$423
Warrant liabilities - private warrants	—	—	364	364
Total liabilities	$423	$—	$364	$787

	December 31, 2023
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$31,489	$—	$—	$31,489
U.S. treasury securities	—	45,355	—	45,355
Total assets	$31,489	$45,355	$—	$76,844

Liabilities:
Warrant liabilities - public warrants	$518	$—	$—	$518
Warrant liabilities - private warrants	—	—	312	312
Total liabilities	$518	$—	$312	$830

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

For the year ended December 31, 2024, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $43 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of December 31, 2024	As of December 31, 2023
Volatility	130.0%	110.0%
Stock price	$13.16	$11.10
Expected life of warrants	1.7 years	2.7 years
Risk-free rate	4.2%	4.1%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2023:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2023	17,248,601	$518	10,400,000	$312	27,648,601	$830
Change in value	—	$(95)	—	$52	—	$(43)
December 31, 2024	17,248,601	$423	10,400,000	$364	27,648,601	$787

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	Year Ended December 31,
	2024	2023
Compensation and benefits related	$3,970	$4,063
Professional services and other	1,313	912
Accrued expenses	$5,283	$4,975

7. DEBT

Equipment Loans

In March 2019, the Company entered into two equipment loans with a vendor for the purchase of manufacturing machinery. The equipment loans had an aggregate principal balance of $185 at inception, with forty-eight equal monthly payments of principal and interest due beginning ninety days after taking possession of the machinery. The equipment loans were collateralized by the underlying machinery. As of December 31, 2024 and 2023, the aggregate outstanding principal balance of the equipment loans was $0 and $0, respectively. The equipment loans were fully paid off in April 2023.

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

9. LEASES

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. The operating lease includes variable lease payments, which are primarily related to common area maintenance and taxes. Lease expense for the years ended December 31, 2024 and 2023 was $2,137 and $2,137, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
Lease costs	2024	2023
Operating lease costs	$2,137	$2,137
Variable lease costs	532	530
Total lease costs	$2,669	$2,667

Supplemental disclosure of cash flow information related to leases for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,286	$2,162

The weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2024	2023

Weighted-average remaining lease term (in years)	7.3	8.3
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024:

Years Ended December 31,
2025	2,358
2026	2,430
2027	2,502
2028	2,574
2029	2,646
Thereafter	6,210
Total future minimum lease payments	$18,720
Less imputed interest	(4,935)
Carrying value of lease liabilities	$13,785

10. INCOME TAXES

The Company’s entire pretax loss for the years ended December 31, 2024 and 2023 were from its U.S. domestic operations.

The Company recorded a tax loss for the years ended December 31, 2024 and 2023. Therefore, the Company recorded no current or deferred income tax expense or benefit for the years ended December 31, 2024 and 2023.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income at US statutory rate	21%	21%
State taxes, net of federal benefit	6%	8%
Change in fair value of warrants	—	1%
Stock-based compensation	(3)%	(2)%
Tax credits	4%	5%
Change in valuation allowance	(28)%	(33)%
	0%	0%

The Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$44,436	$34,636
Tax credits	14,919	11,850
Stock based compensation	2,868	2,173
Capitalized R&D expenses	26,273	22,348
Accruals and reserves	803	843
Depreciation and amortization	238	93
Lease liability	3,732	4,053
Total deferred tax assets before valuation allowance	93,269	75,996
Valuation allowance	(90,410)	(72,865)
Net deferred tax assets	$2,859	$3,131
Deferred Tax Liabilities:
Right of use asset	(2,859)	(3,131)
Total deferred tax liabilities	(2,859)	(3,131)
Net deferred tax assets (liability)	$—	$—

The deferred tax assets consist principally of net operating loss carryforwards and research and development tax credits. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of projected future taxable income, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company has determined that it was more likely than not that the Company would not recognize the benefits of its federal and state net deferred tax assets. Accordingly, the Company has a full valuation allowance against the deferred tax assets as of December 31, 2024 and 2023. The change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $17.5 million and $23.3 million, respectively.

The Company has incurred losses since inception that would generally be available to reduce future taxable income. As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $165.1 million which includes $2.8 million that expire at various dates from 2034 through 2037, and $162.3 million that have an unlimited carryforward period. As of December 31, 2024, the Company had state net operating loss carryforwards of $154.9 million which expire at various dates from 2035 through 2044.

As of December 31, 2024, the Company had U.S. federal research and development tax credits of $10.3 million, which begin to expire in 2035. As of December 31, 2024, the Company had state research and development tax credits of $5.8 million, which begin to expire in 2035.

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

The Company files income tax returns in the U.S. federal jurisdiction and in any state and local jurisdiction in which it operates. The Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2024, the tax years from 2019 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2024, the Company has not recorded any liabilities related to uncertain tax positions in its financial statements. Similarly, the Company has not accrued any interest and penalties related to uncertain tax positions as of December 31, 2024. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Reverse Stock Split

At the Company’s annual shareholder meeting held on June 10, 2024, the Company’s shareholders granted the Company’s board of directors (the “Board of Directors”) the discretion to effect a reverse stock split of the Company’s issued and outstanding Class A and Class B common stock through an amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation. The Board of Directors approved effecting a 1-for-30 reverse stock split and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on June 12, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

Authorized Shares

At December 31, 2024, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2024, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

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

Stock Based Compensation

2021 Plan — In connection with the closing of the Business Combination, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 219,667 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 393,136 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 219,667 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 1, 2023, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 232,361 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 10, 2024, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 166,667 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

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

The 2021 Plan authorizes the Company to issue up to 1,231,498 shares of common stock (either Class A or Class B) pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

The Company issues RSUs of Class A common stock to certain employees and members of the Board of Directors. The RSUs vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 83,680 PSUs were granted and an additional 83,680 PSUs could have been earned if certain performance measures had been overachieved. As of December 31, 2024, there are no outstanding PSUs from this July 2023 grant. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2024	188,032	$90.16
Granted	21,529	$9.84
Vested	(67,528)	$87.44
Forfeited	(68,111)	$59.70
Balance of unvested shares - December 31, 2024	73,922	$97.32

Total stock-based compensation related to RSUs and PSU’s during the years ended December 31, 2024 and 2023, was $5,799 and $6,120, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $6,736 and is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of the RSUs granted and vested during the year ended December 31, 2024 was $283 and $652, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2024 was $973.

The Company grants stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the Class A common stock at the time of grant. For options with a service condition, the fair value of the Company’s stock options on the date of grant is determined by a Black-Scholes pricing model utilizing key assumptions such as common stock price, risk-free interest rate, dividend yield, expected volatility and expected life. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data and judgement regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

During the years ended December 31, 2024 and 2023, the Company granted options to purchase 373,304 and 140,578 shares, respectively of Class A common stock, to employees and consultants with a fair value of $2,236 and $5,651, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.71% - 4.46%	3.42% - 4.39%
Expected term (in years)	5.81 - 6.31	6.02 - 6.08
Dividend yield	—%	—%
Expected volatility	92.78% - 101.45%	74.42% - 79.44%

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

As of December 31, 2024, there was $7,363 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of December 31, 2024 are expected to be recognized over a weighted-average period of 1.88 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and development	$2,397	$3,164
Sales and marketing	1,369	1,256
General and administrative	8,138	8,847
Total	$11,904	$13,267

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 151,586 shares available for future equity grants under the 2021 Plan at December 31, 2024.

The option activity of the 2021 Plan for the year ended December 31, 2024, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Options outstanding at January 1, 2024	408,999	$101.20	7.57
Granted	373,304	7.48
Exercised	(1,393)	5.31
Forfeited, expired, or cancelled	(70,971)	77.39
Options vested and expected to vest at December 31, 2024	709,939	$54.49	8.13

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.99 and $1.34, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was $10 and $1,774, respectively. The aggregate intrinsic value of options outstanding at December 31, 2024 was $2,221.

Common Stock Reserved for Future Issuance

As of December 31, 2024 and 2023, the Company has reserved the following shares of Class A Common Stock for future issuance (in thousands):

	As of December 31,
	2024	2023
Common stock options outstanding	710	409
Restricted stock units outstanding	74	188
Shares available for issuance under the 2021 Plan	152	241
Public Warrants	575	575
Private Placement Warrants	347	347
Total shares of authorized common stock reserved for future issuance	1,858	1,760

12. EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $853 and $894 for the years ended December 31, 2024 and 2023, respectively.

13. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Years Ended December 31,
	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(63,223)	$(71,071)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,885,589	4,866,880

Net loss per share of Class A and Class B common stock – basic and diluted	$(10.74)	$(14.60)

For the year ended December 31, 2024, 1,705,481 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the year ended December 31, 2023, 1,518,449 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

14. SEGMENT REPORTING

We operate as one operating segment, and therefore one reportable segment. We manage business activities on a consolidated basis through the development of the surgical robotic system. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision maker (“CODM”) is the Chief Executive Officer.

For our segment, the CODM uses net loss, that is reported on the consolidated statements of operations as consolidated net loss, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the level of investment in our various operating activities and other capital allocation activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies.

	Year Ended December 31,
	2024	2023
Research and development	$40,155	$47,578
Sales and marketing	4,525	6,230
General and administrative	21,875	26,858
Other segment items	(3,332)	(9,595)
Loss before income taxes	63,223	71,071

15. RELATED PARTIES

On January 17, 2025, the Company entered into a three-year consulting agreement (the “Consulting Agreement”) with William Kelly, Vicarious Surgical’s former Chief Financial Officer. For his services under the Consulting Agreement, Mr. Kelly will receive (i) during the period from January 2, 2025 to June 30, 2025, $10,000 per month, and (ii) during the period from July 1, 2025 to December 31, 2028, an hourly rate. The consulting agreement includes, but is not limited to, financial, accounting, and investor relations advisory services.

16. SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that no subsequent events have occurred that would require recognition or disclosure in these financial statements.

******