Form 10-Q
period 2025-03-31
Vicarious Surgical Inc.
filed 2025-05-12
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 21, 2025, the registrant had 5,277,994 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the ability to maintain the listing of our Class A common stock on the New York Stock Exchange (“NYSE”);

●	plans and expectations that depend on our ability to continue as a going concern;

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

ii

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	the ongoing effect of the reverse stock split of our Class A common stock on the price or trading of our Class A common stock, including potential continued adverse impacts on the liquidity of our Class A common stock;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so; and

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adversely impacting our supply chain.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere herein and in other filings that we make from time to time with the U.S. Securities and Exchange Commission (the “SEC”). The risks described in such filings are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,599	$9,737
Short-term investments	34,763	39,360
Prepaid expenses and other current assets	2,290	2,601
Total current assets	39,652	51,698
Restricted cash	936	936
Property and equipment, net	4,112	4,476
Right-of-use assets	10,321	10,560
Other long-term assets	31	49
Total assets	$55,052	$67,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,021	$1,166
Accrued expenses	5,571	5,283
Lease liabilities, current portion	1,263	1,218
Total current liabilities	7,855	7,667
Lease liabilities, net of current portion	12,241	12,567
Warrant liabilities	880	787
Total liabilities	20,976	21,021

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 5,277,925 and 5,265,089 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15	15
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at March 31, 2025 and December 31, 2024; 653,990 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	245,370	242,566
Accumulated other comprehensive income	18	50
Accumulated deficit	(211,329)	(195,935)
Total stockholders’ equity	34,076	46,698
Total liabilities and stockholders’ equity	$55,052	$67,719

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$9,415	$9,968
Sales and marketing	1,041	1,141
General and administrative	5,291	5,000
Total operating expenses	15,747	16,109
Loss from operations	(15,747)	(16,109)
Other income (expense):
Change in fair value of warrant liabilities	(93)	(1,867)
Interest and other income	446	975
Loss before income taxes	(15,394)	(17,001)
Provision for income taxes	—	—
Net loss	$(15,394)	$(17,001)
Net loss per share of Class A and Class B common stock, basic and diluted	$(2.60)	$(2.90)

Other comprehensive loss:
Net unrealized loss on investments	(32)	(51)
Other comprehensive loss	(32)	(51)
Comprehensive net loss	$(15,426)	$(17,052)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2025	5,919,079	$17	$242,566	$(195,935)	$50	$46,698
Exercise of common stock options	2,131	—	17	—	—	17
Vesting of restricted stock	10,705	—	—	—	—	—
Stock-based compensation	—	—	2,787	—	—	2,787
Net loss	—	—	—	(15,394)	—	(15,394)
Other comprehensive loss	—	—	—	—	(32)	(32)
Balance, March 31, 2025	5,931,915	$17	$245,370	$(211,329)	$18	$34,076

	Three Months Ended March 31, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	858	—	2	—	—	2
Vesting of restricted stock	15,509	—	—	—	—	—
Stock-based compensation	—	—	3,091	—	—	3,091
Net loss	—	—	—	(17,001)	—	(17,001)
Other comprehensive loss	—	—	—	—	(51)	(51)
Balance, March 31, 2024	5,866,525	$17	$233,747	$(149,713)	$(41)	$84,010

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(15,394)	$(17,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	369	521
Stock-based compensation	2,787	3,091
Non-cash lease expense	239	216
Change in fair value of warrant liabilities	93	1,867
Change in accrued interest and net accretion of discounts on short-term investments	(52)	(466)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	311	(209)
Accounts payable	(145)	14
Accrued expenses	287	(2,259)
Lease liabilities	(281)	(241)
Other noncurrent assets	18	9
Net cash used in operating activities	(11,768)	(14,458)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(10)
Purchases of available-for-sale investments	(8,932)	(19,493)
Proceeds from sales and maturities of available-for-sale investments	13,550	19,359
Net cash provided by (used in) investing activities	4,613	(144)
Cash flows from financing activities:
Proceeds from exercise of stock options	17	2
Net cash provided by financing activities	17	2
Change in cash, cash equivalents and restricted cash	(7,138)	(14,600)
Cash, cash equivalents and restricted cash, beginning of period	10,673	53,758
Cash, cash equivalents and restricted cash, end of period	$3,535	$39,158

Reconciliation of restricted cash:
Cash and cash equivalents	2,599	38,222
Restricted cash	936	936
	$3,535	$39,158

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $211,329. The Company has not yet generated any revenue from operations. Risks to which the Company is exposed include, but are not limited to, uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or at all, or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at March 31, 2025 of $37,362 will be sufficient to support our operations for the next 12 months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about our ability to continue as a going concern. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2025, our results of operations, and stockholders’ equity for the three months ended March 31, 2025 and 2024, and our cash flows for the three-month periods ended March 31, 2025 and 2024. The operating results for the three-month period ended March 31, 2025 is not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at March 31, 2025 and December 31, 2024 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $32 for the three-month period ended March 31, 2025. There were unrealized losses of $51 for the three-month period ended March 31, 2024.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through March 31, 2025, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	34,744	24	(5)	34,763
Total assets	$34,744	$24	$(5)	$34,763

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	39,310	59	(9)	39,360
Total assets	$39,310	$59	$(9)	$39,360

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2025 was $4,535. We did not have any investments in a continuous unrealized loss position for more than 12 months as of March 31, 2025. As of March 31, 2025, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2025.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2025	2024
Machinery and equipment	3 to 5 years	$3,160	$3,155
Furniture and fixtures	3 to 7 years	1,031	1,031
Computer hardware and software	3 years	1,351	1,351
Leasehold improvements	Lesser of lease term or asset life	4,416	4,416
Total property and equipment		9,958	9,953
Less accumulated depreciation		(5,846)	(5,477)
Property and equipment, net		$4,112	$4,476

Depreciation expense for the three months ended March 31, 2025 and 2024 was $369 and $521, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	March 31, 2025
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$701	$—	$—	$701
U.S. treasury securities	—	34,763		34,763
Total assets	$701	$34,763	$—	$35,464

Liabilities:
Warrant liabilities - public warrants	$542	$—	$—	$542
Warrant liabilities - private warrants	—	—	338	338
Total liabilities	$542	$—	$338	$880

	December 31, 2024
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$709	$—	$—	$709
U.S. treasury securities	—	39,360		39,360
Total assets	$709	$39,360	$—	$40,069

Liabilities:
Warrant liabilities - public warrants	$423	$—	$—	$423
Warrant liabilities - private warrants	—	—	364	364
Total liabilities	$423	$—	$364	$787

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

For the three months ended March 31, 2025, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $93 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of March 31, 2025	As of December 31, 2024
Volatility	181.3%	130.0%
Stock price	$6.56	$13.16
Expected life of warrants	1.5 years	1.7 years
Risk-free rate	3.6%	4.2%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2024:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2024	17,248,601	$423	10,400,000	$364	27,648,601	$787
Change in value	—	$119	—	$(26)	—	$93
March 31, 2025	17,248,601	$542	10,400,000	$338	27,648,601	$880

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	March 2025	December 31, 2024
Compensation and benefits related	$4,607	$3,970
Professional services and other	964	1,313
Accrued expenses	$5,571	$5,283

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense was $534 for the three months ended March 31, 2025 and 2024.

A summary of the components of lease costs for the Company under ASC 842 for the three months ended March 31, 2025 and March 31, 2024, respectively were as follows:

	March 31,
Lease costs	2025	2024

Operating lease costs	$534	$534
Variable lease costs	94	103
Total lease costs	$628	$637

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2025 and 2024 was as follows:

	March 31,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$576	$558

The weighted-average remaining lease term and discount rate were as follows:

	March 31,
	2025	2024

Weighted-average remaining lease term (in years)	7.0	8.0
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2025:

Years Ended December 31,
2025, excluding the three months ended March 31, 2025	$1,782
2026	2,430
2027	2,502
2028	2,574
2029	2,646
Thereafter	6,211
Total future minimum lease payments	$18,145
Less imputed interest	(4,641)
Carrying value of lease liabilities	$13,504

9.	INCOME TAXES

For the three-month period ended March 31, 2025 and the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

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

Authorized Shares

At March 31, 2025, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of March 31, 2025, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2025, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

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

Class B common stock receives 20 votes per share and converts into Class A common stock at a one-to-one conversion rate per share. Holders of Class B common stock will share ratably together with each holder of Class A common stock, if and when any dividend is declared by the Board of Directors. Holders of Class B common stock have the right to convert shares of their Class B common stock into fully paid and non-assessable shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time. Upon the occurrence of certain events, holders of Class B common stock automatically convert into Class A common stock, on a one-to-one basis. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class B common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class B common stock, then outstanding, if any.

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

The Company issues RSUs of Class A common stock to certain employees and members of the Board of Directors. The RSUs vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 83,680 PSUs were granted and an additional 83,680 PSUs could have been earned if certain performance measures had been overachieved. As of December 31, 2024, there are no outstanding PSUs from the July 2023 grant. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2025	73,922	$97.32
Granted	—	$—
Vested	(10,705)	$119.54
Forfeited	—	$—
Balance of unvested shares - March 31, 2025	63,217	$93.55

The total stock-based compensation related to the RSUs and PSUs during the three months ended March 31, 2025, was $1,306. As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs aggregated $5,431 and is expected to be recognized over a weighted average period of 1.4 years. The aggregate intrinsic value of the RSUs granted and vested during the three months ended March 31, 2025 was $0 and $140, respectively. The aggregate intrinsic value of RSUs outstanding at March 31, 2025 was $415.

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

During the three months ended March 31, 2025 and March 31, 2024, the Company granted options to purchase 2,450 and 40,167 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $27 and $370 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Risk-free interest rate	4.32%	4.27%
Expected term, in years	6.08	6.08
Dividend yield	—%	—%
Expected volatility	102.44%	92.78%

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

As of March 31, 2025, there was $5,780 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of March 31, 2025 are expected to be recognized over a weighted-average period of 1.79 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended March 31,
	2025	2024
Research and development	$546	$635
Sales and marketing	329	344
General and administrative	1,912	2,112
Total	$2,787	$3,091

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 162,150 shares available for future equity grants under the 2021 Plan at March 31, 2025.

The option activity of the 2021 Plan for the three months ended March 31, 2025, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2025	709,939	$54.49	8.13
Granted	2,450	13.50
Exercised	(2,131)	7.93
Forfeited, expired, or cancelled	(13,014)	56.07
Options vested and expected to vest at March 31, 2025	697,244	$54.46	7.30

The weighted average grant date fair value of options granted during the three months ended March 31, 2025 and March 31, 2024 was $11.06 and $9.35, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and March 31, 2024 was $7 and $9, respectively. The aggregate intrinsic value of options outstanding at March 31, 2025 was $26.

Common Stock Reserved for Future Issuance

As of March 31, 2025 and December 31, 2024, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Common stock options outstanding	697	710
Restricted stock units outstanding	63	74
Shares available for issuance under the 2021 Plan	162	152
Public Warrants	575	575
Private Placement Warrants	347	347
Total shares of authorized common stock reserved for future issuance	1,844	1,858

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $168 and $230 for the three-month periods ended March 31, 2025 and 2024, respectively.

12.	Net Loss Per Share

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(15,394)	$(17,001)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,924,397	5,856,983

Net loss per share of Class A and Class B common stock – basic and diluted	$(2.60)	$(2.90)

For the three months ended March 31, 2025, 1,682,081 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the three months ended March 31, 2024, 1,492,533 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

13.	SEGMENT REPORTING

We operate as one operating segment, and therefore one reportable segment. We manage business activities on a consolidated basis through the development of the surgical robotic system. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker (“CODM”) for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM is the Chief Executive Officer.

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

	Three Months Ended March 31,
	2025	2024
Research and development	$9,415	$9,968
Sales and marketing	1,041	1,141
General and administrative	5,291	5,000
Other segment items	(353)	892
Loss before income taxes	15,394	17,001

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2025, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Recent Developments

Compliance with NYSE Continued Listing Requirements

As previously reported, on April 10, 2025, we received notice (“the Notice”) from the New York Stock Exchange (the “NYSE”) indicating we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million, we no longer met the NYSE’s continued listing criterion. In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, we intend to submit a plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Cure Period”). Upon receipt of such plan, the NYSE will have up to 45 days to evaluate the plan and determine whether hawse have made a reasonable demonstration of our ability to come into conformity with the relevant listing standards within the Cure Period. If the NYSE accepts our plan, the NYSE will review us on a quarterly basis to confirm compliance with the plan. If our plan is not accepted, we fail to comply with the plan or do not meet the Minimum Market Capitalization Standard at the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

The Notice has no immediate impact on the listing of our Class A common stock, which will continue to be listed and traded on the NYSE during the Cure Period, subject to the NYSE’s acceptance of our plan, our continued compliance with the plan and NYSE’s other continued listing standards.

The current noncompliance with the NYSE listing standards does not affect our ongoing business operations or our SEC reporting requirements. We are considering all available options to regain compliance with NYSE’s continued listing standards.

Financial Highlights

We are pre-revenue generating as of March 31, 2025.

We incurred net losses of $15,394 and $17,001 for the three months ended March 31, 2025 and March 31, 2024, respectively. These losses include losses of $93 and $1,867 related to the change in valuation of our warrant obligations for the three months ended March 31, 2025 and March 31, 2024, respectively. Our loss from operations prior to the warrant loss and other income and expense items was $15,747 and $16,109 for the three months ended March 31, 2025 and March 31, 2024, respectively, representing a period-over-period decrease in expenses of 2%, which was primarily due to decreases of $835 in personnel-related expenses and $111 of insurance expense and offset by increases of $300 in professional services and $291 in materials and supplies. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 6%, from an average of 131 people in the three months ended March 31, 2024 to an average of 123 people in the three months ended March 31, 2025.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. We expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

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

Results of Operations

The following table sets forth our historical operating results for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands, except for per share amounts)	2025	2024	Change	% Change

Operating expenses:
Research and development	$9,415	$9,968	$(553)	(6)%
Sales and marketing	1,041	1,141	(100)	(9)%
General and administrative	5,291	5,000	291	6%
Total operating expenses	15,747	16,109	(362)	(2)%
Loss from operations	(15,747)	(16,109)	362	(2)%
Other income (expense):
Change in fair value of warrant liabilities	(93)	(1,867)	1,774	(95)%
Interest and other income	446	975	(529)	(54)%
Loss before income taxes	(15,394)	(17,001)	1,607	(9)%
Provision for income taxes	—	—	—	N/M
Net loss	$(15,394)	$(17,001)	$1,607	(9)%
Net loss per common share, basic and diluted	$(2.60)	$(2.90)	$0.30	(10)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(32)	(51)	19	(37)%
Other comprehensive gain (loss)	(32)	(51)	19	(37)%
Comprehensive gain (loss)	$(15,426)	$(17,052)	$1,626	(10)%

Comparison of the Three Months ended March 31, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $553, or 6%, to $9,415 during the three months ended March 31, 2025, compared to $9,968 during the three months ended March 31, 2024. This decrease was primarily due to decreases of $658 of personnel-related expenses and $151 in depreciation expenses and partially offset by an increase of $289 in materials and supplies. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 6%, from an average of 105 people in the three months ended March 31, 2024 to an average of 99 people in the three months ended March 31, 2025.

Sales and Marketing Expenses. S&M expenses decreased $100, or 9%, to $1,041 during the three months ended March 31, 2025, compared to $1,141 during the three months ended March 31, 2024. This decrease was primarily due to a decrease of $148 of personnel-related expenses. The decrease in personnel-related expense was due to an average headcount decrease of 20%, from an average of 10 people in the three months ended March 31, 2024 to an average of 8 people for the three months ended March 31, 2025.

General and Administrative Expenses. G&A expenses increased $291, or 6%, to $5,291 during the three months ended March 31, 2025, compared to $5,000 during the three months ended March 31, 2024. This increase was primarily due to an increase of $374 in professional fees and partially offset by a decrease of $112 in insurance expenses.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended March 31, 2025 was a $93 loss. The change in fair value of warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2024 and the end of the reporting period, March 31, 2025.

Interest and Other Income. Interest and other income decreased by $529, or 54%, to $446 during the three months ended March 31, 2025, compared to $975 during the three months ended March 31, 2024. The decrease was primarily due to a decrease in interest income from short-term investments.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the three months ended March 31, 2025 and the year ended December 31, 2024 was $11,768 and $49,956, respectively. As of March 31, 2025, we held cash and cash equivalents of $2,599, short-term investments of $34,763 and had an accumulated deficit of $211,329.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $37,362 as of March 31, 2025 will be sufficient to support our operations beyond the next 12 months from the date of issuance of these financial statements. We currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations into the first quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in the “Risk Factors” sections in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, and in other filings that we make with the SEC from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the three months ended March 31, 2025 or for the year ended December 31, 2024.

Cash

Our cash and cash equivalents and short-term investments balance as of March 31, 2025 was $2,599 and $34,763, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the three months ended March 31, 2025 and March 31, 2024

	Three months ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(11,768)	$(14,458)
Net cash provided by (used in) investing activities	$4,613	$(144)
Net cash provided by financing activities	$17	$2

Cash flows used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $11,768, attributable to net loss of $15,394 and a net change in our net operating assets and liabilities of $190 and non-cash items of $3,436. Non-cash items consisted of a loss of $93 due to the change in fair value of our warrant liabilities, $2,787 in stock-based compensation, $369 of depreciation and amortization, $239 for non-cash lease expense and partially offset by a $52 change in accrued interest and net accretion of discounts on marketable securities. The $190 change in our net operating assets and liabilities was primarily due to decreases of $311 in prepaid expenses, $145 in accounts payable, $281 in lease liabilities and $18 in other noncurrent assets and partially offset by a $287 increase in accrued expenses.

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

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $4,613 consisting of $13,550 in proceeds from sales and maturities of available-for-sale investments and partially offset by $8,932 used for purchases of available-for-sale investments and $5 used for fixed asset purchases.

Net cash used by investing activities for the three months ended March 31, 2024 was $144 consisting of $19,493 for purchases of available-for-sale investments, $10 for fixed asset purchases consisting mainly of leasehold improvements and partially offset by $19,359 in proceeds from sales and maturities of available-for-sale investments.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $17 that was received for stock option exercises.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the consolidated balance sheet date, as well as the reported expenses incurred during the reporting periods. Our management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties, including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, and the risk factor described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

There can be no assurance that we will be able to continue to satisfy the continued listing standards of the NYSE.

On April 10, 2025, we received a Notice from the NYSE indicating we were no longer in compliance with the NYSE’s Minimum Market Capitalization Standard due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million, and we therefore no longer met the NYSE’s continued listing criterion. As described in the Notice, as of April 9, 2025, our 30 trading-day average market capitalization was approximately $47.4 million and our last reported stockholders’ equity as of December 31, 2024, was approximately $46.7 million.

In accordance with applicable NYSE procedures, within 45 days from receipt of the Notice, we intend to submit a plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within the Cure Period. Upon receipt of such plan, the NYSE will have up to 45 days to evaluate the plan and determine whether hawse have made a reasonable demonstration of our ability to come into conformity with the relevant listing standards within the Cure Period. If the NYSE accepts our plan, the NYSE will review us on a quarterly basis to confirm compliance with the plan. If our plan is not accepted, we fail to comply with the plan or do not meet the Minimum Market Capitalization Standard at the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

If the NYSE delists our Class A common stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

●	A limited availability of market quotations for our Class A common stock;

●	Reduced liquidity for our Class A common stock;

●	A limited amount of news and analyst coverage; and

●	A decreased ability to obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Offer Letter, dated March 3, 2025, by and between Vicarious Surgical Inc. and Sarah Romano.	Form 8-K (Exhibit 10.1)	3/13/2025	001-39384

10.2+	Consulting Agreement, dated January 17, 2025, by and between Vicarious Surgical Inc. and William Kelly.	Form 10-K (Exhibit 10.5)	3/17/2025	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

May 12, 2025	By:	/s/ Adam Sachs
Adam Sachs
Chief Executive Officer
(Principal Executive Officer)

May 12, 2025	By:	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)