Form 10-Q
period 2025-06-30
Vicarious Surgical Inc.
filed 2025-08-12
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 5,298,253 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,910	$9,737
Short-term investments	20,053	39,360
Prepaid expenses and other current assets	2,104	2,601
Total current assets	26,067	51,698
Restricted cash	936	936
Property and equipment, net	3,791	4,476
Right-of-use assets	10,075	10,560
Other long-term assets	21	49
Total assets	$40,890	$67,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$721	$1,166
Accrued expenses	3,068	5,283
Lease liabilities, current portion	1,309	1,218
Total current liabilities	5,098	7,667
Lease liabilities, net of current portion	11,889	12,567
Warrant liabilities	840	787
Total liabilities	17,827	21,021

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 5,294,245 and 5,265,089 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	15	15
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at June 30, 2025 and December 31, 2024; 653,990 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	247,590	242,566
Accumulated other comprehensive income	—	50
Accumulated deficit	(224,544)	(195,935)
Total stockholders’ equity	23,063	46,698
Total liabilities and stockholders’ equity	$40,890	$67,719

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$9,050	$10,924	$18,465	$20,892
Sales and marketing	349	1,197	1,390	2,338
General and administrative	4,120	5,592	9,411	10,592
Total operating expenses	13,519	17,713	29,266	33,822
Loss from operations	(13,519)	(17,713)	(29,266)	(33,822)
Other income (expense):
Change in fair value of warrant liabilities	40	1,590	(53)	(277)
Interest and other income	264	918	710	1,893
Loss before income taxes	(13,215)	(15,205)	(28,609)	(32,206)
Provision for income taxes	—	—	—	—
Net loss	$(13,215)	$(15,205)	$(28,609)	$(32,206)
Net loss per share of Class A and Class B common stock, basic and diluted	$(2.23)	$(2.59)	$(4.82)	$(5.49)

Other comprehensive loss:
Net unrealized loss on investments	(18)	(10)	(50)	(61)
Other comprehensive loss	(18)	(10)	(50)	(61)
Comprehensive net loss	$(13,233)	$(15,215)	$(28,659)	$(32,267)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, March 31, 2025	5,931,915	$17	$245,370	$(211,329)	$18	$34,076
Exercise of common stock options	5,900	—	24	—	—	24
Vesting of restricted stock	10,420	—	—	—	—	—
Stock-based compensation	—	—	2,196	—	—	2,196
Net loss	—	—	—	(13,215)	—	(13,215)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance, June 30, 2025	5,948,235	$17	$247,590	$(224,544)	$—	$23,063

	Six Months Ended June 30, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2025	5,919,079	$17	$242,566	$(195,935)	$50	$46,698
Exercise of common stock options	8,031	—	41	—	—	41
Vesting of restricted stock	21,125	—	—	—	—	—
Stock-based compensation	—	—	4,983	—	—	4,983
Net loss	—	—	—	(28,609)	—	(28,609)
Other comprehensive loss	—	—	—	—	(50)	(50)
Balance, June 30, 2025	5,948,235	$17	$247,590	$(224,544)	$—	$23,063

	Three Months Ended June 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, March 31, 2024	5,866,525	$17	$233,747	$(149,713)	$(41)	$84,010
Vesting of restricted stock	13,934	—	—	—	—	—
Stock-based compensation	—	—	3,066	—	—	3,066
Net loss	—	—	—	(15,205)	—	(15,205)
Other comprehensive income/(loss)	—	—	—	—	(10)	(10)
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861

	Six Months Ended June 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	858	—	2	—	—	2
Vesting of restricted stock	29,443	—	—	—	—	—
Stock-based compensation	—	—	6,157	—	—	6,157
Net loss	—	—	—	(32,206)	—	(32,206)
Other comprehensive income/(loss)	—	—	—	—	(61)	(61)
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,609)	$(32,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	782	1,058
Loss on disposal of property and equipment	0	35
Stock-based compensation	4,983	6,157
Non-cash lease expense	485	438
Change in fair value of warrant liabilities	53	277
Change in accrued interest and net accretion of discounts on short-term investments	(180)	(607)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	497	73
Accounts payable	(537)	97
Accrued expenses	(2,215)	(280)
Lease liabilities	(587)	(503)
Other noncurrent assets	28	(18)
Net cash used in operating activities	(25,300)	(25,479)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(16)
Purchases of available-for-sale investments	(11,014)	(38,892)
Proceeds from sales and maturities of available-for-sale investments	30,451	31,813
Net cash provided by (used in) investing activities	19,432	(7,095)
Cash flows from financing activities:
Proceeds from exercise of stock options	41	2
Net cash provided by financing activities	41	2
Change in cash, cash equivalents and restricted cash	(5,827)	(32,572)
Cash, cash equivalents and restricted cash, beginning of period	10,673	53,758
Cash, cash equivalents and restricted cash, end of period	$4,846	$21,186

Reconciliation of restricted cash:
Cash and cash equivalents	3,910	20,250
Restricted cash	936	936
	$4,846	$21,186

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $224,544. The Company has not yet generated any revenue from operations. Risks to which the Company is exposed include, but are not limited to, uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or at all, or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at June 30, 2025 of $23,963 will be sufficient to support the Company’s operations for the next 12 months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors and banks with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025, the Company’s results of operations, and stockholders’ equity for the three and six-month periods ended June 30, 2025 and 2024, and the Company’s cash flows for the six-month periods ended June 30, 2025 and 2024. The operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at June 30, 2025 and December 31, 2024 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $18 and $50 for the three and six-month periods ended June 30, 2025, respectively. There were unrealized losses of $10 and $61 for the three and six-month periods ended June 30, 2024, respectively.

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

As part of the Business Combination, the Company assumed 17,249,991 public warrants issued in connection with D8’s initial public offering on July 17, 2020 (“Public Warrants”) and 10,400,000 warrants sold in a private placement to D8’s sponsor in connection with the closing of D8’s initial public offering and in connection with the conversion of D8 working capital loans (the “Private Placement Warrants”), each exercisable to purchase shares of Class A common stock. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes option pricing model.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through June 30, 2025, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through June 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The fair value of the Company’s stock options and PSOs on the date of grant is determined by a Black-Scholes option pricing model utilizing key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the fair value of the Company’s stock, historical data, and judgment regarding future trends. The Company uses its publicly traded stock price as the fair value of its common stock.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company currently takes advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies and intends to continue to do so as long as the Company qualifies as an emerging growth company. Accordingly, the information contained herein may be different than the information disclosed by other public companies. The Company’s emerging growth company status will expire on December 31, 2025.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. treasury and U.S. government agency securities and are classified as available-for-sale.

Available-for-sale investments are reported at fair value, with unrealized gains or losses reported in accumulated other comprehensive income. The fair values of the Company’s available-for-sale cash and cash equivalents securities are Level 1 measurements, based on quoted prices from active markets for identical assets. The fair values of our available-for-sale short-term investments securities are Level 2 measurements, based on quoted prices from inactive markets for identical assets.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the Company’s marketable securities by type of security as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	20,053	2	(2)	20,053
Total assets	$20,053	$2	$(2)	$20,053

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	39,310	59	(9)	39,360
Total assets	$39,310	$59	$(9)	$39,360

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2025 was $9,751. The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2025. As of June 30, 2025, the Company believes that the cost basis of its available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2025.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2025	2024
Machinery and equipment	3 to 5 years	$3,160	$3,155
Furniture and fixtures	3 to 7 years	915	1,031
Computer hardware and software	3 years	1,468	1,351
Leasehold improvements	Lesser of lease term or asset life	4,507	4,416
Total property and equipment		10,050	9,953
Less accumulated depreciation		(6,259)	(5,477)
Property and equipment, net		$3,791	$4,476

Depreciation expense for the three and six-month periods ended June 30, 2025 was $413 and $782, respectively. Depreciation expense for the three and six-month periods ended June 30, 2024 was $524 and $1,058, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	June 30, 2025
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$641	$—	$—	$641
U.S. treasury securities	—	20,053		20,053
Total assets	$641	$20,053	$—	$20,694

Liabilities:
Warrant liabilities - public warrants	$502	$—	$—	$502
Warrant liabilities - private warrants	—	—	338	338
Total liabilities	$502	$—	$338	$840

	December 31, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$709	$—	$—	$709
U.S. treasury securities	—	39,360		39,360
Total assets	$709	$39,360	$—	$40,069

Liabilities:
Warrant liabilities - public warrants	$423	$—	$—	$423
Warrant liabilities - private warrants	—	—	364	364
Total liabilities	$423	$—	$364	$787

Money market funds are classified as cash and cash equivalents. U.S. treasury securities are classified as cash equivalents when the date from initial purchase to maturity is less than 90 days. The remaining investments are classified as short-term investments.

The carrying values of prepaid expenses, right of use assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The fair values of the Company’s short-term investments are Level 2 measurements as the US government securities are not the most recent offerings and are therefore not traded in an active market.

The fair value of the Public Warrants was determined from their trading value on public markets. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the three months ended June 30, 2025, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $40 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2025, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $53 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of June 30, 2025	As of December 31, 2024
Volatility	190.0%	130.0%
Stock price	$7.50	$13.16
Expected life of warrants	1.2 years	1.7 years
Risk-free rate	3.9%	4.2%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2024:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2024	17,248,601	$423	10,400,000	$364	27,648,601	$787
Change in value	—	$119	—	$(26)	—	$93
March 31, 2025	17,248,601	$542	10,400,000	$338	27,648,601	$880
Change in value	—	$(40)	—	$—	—	$(40)
June 30, 2025	17,248,601	$502	10,400,000	$338	27,648,601	$840

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	June 30, 2025	December 31, 2024
Compensation and benefits related	$2,805	$3,970
Professional services and other	263	1,313
Accrued expenses	$3,068	$5,283

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense for the three and six-month periods ended June 30, 2025 was $534 and $1,069, respectively. Lease expense for the three and six-month periods ended June 30, 2024 was $534 and $1,069, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the six months ended June 30, 2025 and June 30, 2024, respectively, is as follows:

	June 30,
Lease costs	2025	2024
Operating lease costs	$1,069	$1,069
Variable lease costs	240	246
Total lease costs	$1,309	$1,315

Supplemental disclosure of cash flow information related to leases for the six months ended June 30, 2025 and June 30, 2024, respectively, is as follows:

	June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,170	$1,134

The weighted-average remaining lease term and discount rate were as follows:

	June 30,
	2025	2024
Weighted-average remaining lease term (in years)	6.8	8
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2025:

Years Ended December 31,
2025, excluding the six months ended June 30, 2025	$1,188
2026	2,430
2027	2,502
2028	2,574
2029	2,646
Thereafter	6,210
Total future minimum lease payments	$17,550
Less imputed interest	(4,352)
Carrying value of lease liabilities	$13,198

9.	INCOME TAXES

For the three and six-month periods ended June 30, 2025 and for the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the U.S. government enacted The One Beautiful Bill Act of 2025, (known as the "One Big Beautiful Bill Act or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

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

Authorized Shares

At June 30, 2025, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2025, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

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

Stock Based Compensation

2021 Plan — In connection with the closing of the Business Combination, the Company’s stockholders approved the Vicarious Surgical Inc. 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which 219,667 shares of Class A common stock were reserved for future equity grants under the 2021 Plan and 393,136 shares of Class A common stock were reserved for issuance under the 2021 Plan upon exercise of outstanding option awards assumed by the Company in connection with the Business Combination. On June 1, 2022, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 219,667 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 1, 2023, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 232,361 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 10, 2024, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 166,667 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors. On June 27, 2025, the Company’s stockholders approved an amendment to the 2021 Plan, which provides for the granting of up to 311,046 additional shares of Class A common stock under the 2021 Plan as determined by the Board of Directors.

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

The 2021 Plan authorizes the Company to issue up to 1,542,544 shares of Class A common stock pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

The Company issues RSUs to be settled upon vesting in shares of Class A common stock to certain employees and members of the Board of Directors. The RSUs vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In July 2023, 83,680 PSUs were granted and an additional 83,680 PSUs could have been earned if certain performance measures had been overachieved. As of December 31, 2024, there are no outstanding PSUs from the July 2023 grant. The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2025	73,922	$97.32
Granted	—	$—
Vested	(10,705)	$119.54
Forfeited	—	$—
Balance of unvested shares - March 31, 2025	63,217	$93.55
Granted	—	$—
Vested	(10,420)	$138.68
Forfeited	(13,740)	$80.56
Balance of unvested shares - June 30, 2025	39,057	$86.08

The total stock-based compensation related to RSUs during the three and six-month periods ended June 30, 2025 was $1,264 and $2,570, respectively. As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $3,059 and is expected to be recognized over a weighted average period of 1.22 years. The aggregate intrinsic value of RSUs granted and vested during the six months ended June 30, 2025 was $0 and $220, respectively. The aggregate intrinsic value of RSUs outstanding at June 30, 2025 was $293.

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

During the six months ended June 30, 2025 and June 30, 2024, the Company granted options to purchase 433,983 and 348,810 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $2,577 and $2,085 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.84% - 4.32%	4.24% - 4.46%
Expected term, in years	5.50 - 6.08	5.81 - 6.31
Dividend yield	—%	—%
Expected volatility	102.44% - 102.53%	92.78% - 99.51%

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

As of June 30, 2025, there was $6,294 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of June 30, 2025 are expected to be recognized over a weighted-average period of 2.51 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$765	$577	$1,311	$1,214
Sales and marketing	(55)	343	274	686
General and administrative	1,486	2,146	3,398	4,257
Total	$2,196	$3,066	$4,983	$6,157

The Company plans to generally issue previously unissued shares of Class A common stock for the exercise of stock options.

There were 162,315 shares of Class A common stock available for future equity grants under the 2021 Plan at June 30, 2025.

The option activity of the 2021 Plan for the six months ended June 30, 2025, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2025	709,939	$54.49	8.13
Granted	433,983	7.30
Exercised	(8,031)	5.18
Forfeited, expired, or cancelled	(119,926)	61.72
Options outstanding at June 30, 2025	1,015,965	$33.87	8.45
Options exercisable at June 30, 2025	302,612	$82.83	6.13
Options vested and expected to vest at June 30, 2025	965,548	$35.28	8.42

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and June 30, 2024 was $5.94 and $5.98, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and June 30, 2024 was $30 and $9, respectively. The aggregate intrinsic value of options outstanding at June 30, 2025 was $305.

Common Stock Reserved for Future Issuance

As of June 30, 2025 and December 31, 2024, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Common stock options outstanding	1,016	710
Restricted stock units outstanding	39	74
Shares available for issuance under the 2021 Plan	162	152
Public Warrants	575	575
Private Placement Warrants	347	347
Total shares of authorized common stock reserved for future issuance	2,139	1,858

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $216 and $384 for the three and six-month periods ended June 30, 2025, respectively. For the three and six-month periods ended June 30, 2024, the company-funded matching contributions were $165 and $395, respectively.

12.	Net Loss Per Share

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(13,215)	$(15,205)	$(28,609)	$(32,206)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,938,282	5,873,019	5,931,378	5,865,003

Net loss per share of Class A and Class B common stock – basic and diluted	$(2.23)	$(2.59)	$(4.82)	$(5.49)

For the six months ended June 30, 2025, 1,976,642 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. As the Company had a net loss for the six months ended June 30, 2025, 1,976,642 shares were excluded from weighted average shares outstanding. For the six months ended June 30, 2024, 1,794,053 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

13.	SEGMENT REPORTING

The Company operates as one operating segment, and therefore one reportable segment. The Company manages business activities on a consolidated basis through the development of the surgical robotic system. The Company’s determination that it operates as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker (“CODM”) for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The Company’s CODM is its Chief Executive Officer.

For the Company’s segment, the CODM uses net loss, that is reported on the consolidated statements of operations as consolidated net loss, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The CODM also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company’s various operating activities and other capital allocation activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$9,050	$10,924	$18,465	$20,892
Sales and marketing	349	1,197	1,390	2,338
General and administrative	4,120	5,592	9,411	10,592
Other segment items	(304)	(2,508)	(657)	(1,616)
Loss before income taxes	$13,215	$15,205	$28,609	$32,206

14.	SUBSEQUENT EVENTS

On July 30, 2025, the Board of Directors (the “Board”) of the Company appointed Stephen From as Chief Executive Officer of the Company, effective as of August 7, 2025 (the “Effective Date”). The Board also approved an increase to the size of the Board and the appointment of Mr. From to the Board to fill the resulting vacancy, in each case effective as of the Effective Date and subject to the commencement of Mr. From’s employment on that date.

In connection with Mr. From’s appointment as Chief Executive Officer, on July 30, 2025, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. From. The Employment Agreement provides that, subject to the approval of the Board and the Compensation Committee of the Board, the Company will grant to Mr. From a non-qualified stock option (the “Option”) exercisable for up to 297,600 shares of the Company’s Class A common stock. The Option will be granted as a material inducement to Mr. From entering into employment with the Company pursuant to Section 303A.08 of the New York Stock Exchange Listed Company Manual. Consequently, the Option will be made outside of the Company’s 2021 Equity Incentive Plan, as amended (the “Plan”), but will be subject to terms and conditions generally consistent with those in the Plan.

Also on July 30, 2025, the Board appointed Adam Sachs, the Company’s Chief Executive Officer through the Effective Date, as President of the Company, effective as of the Effective Date.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2025, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and six-month periods ended June 30, 2025 and 2024, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable, single-port surgical robot that virtually transports surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology that is being designed with proprietary human-like motion, we are seeking to improve patient outcomes, as well as the cost and efficacy of surgical procedures. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

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

Recent Developments

Compliance with NYSE Continued Listing Requirements

As previously reported, on April 10, 2025, we received a notice (“the Notice”) from the New York Stock Exchange (the “NYSE”) indicating we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million, so that we no longer met the NYSE’s continued listing criterion. On May 27, 2025, we submitted our plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into conformity with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Cure Period”). On July 8, 2025, the NYSE notified us that it has accepted our plan to come into conformity with the relevant listing standards within the Cure Period. The NYSE will review us on a quarterly basis during the Cure Period to confirm compliance with the plan.

The Notice and plan have no immediate impact on the listing of our Class A common stock, which will continue to be listed and traded on the NYSE during the Cure Period, subject to our continued compliance with the plan and NYSE’s other continued listing standards.

Financial Highlights

We are pre-revenue generating as of June 30, 2025.

We incurred net losses of $28,609 and $32,206 for the six months ended June 30, 2025 and June 30, 2024, respectively. These losses include losses of $53 and $277 related to the change in valuation of our warrant obligations for the six months ended June 30, 2025 and June 30, 2024, respectively. Our loss from operations prior to the warrant loss and other income and expense items was $29,266 and $33,822 for the six months ended June 30, 2025 and June 30, 2024, respectively, representing a period-over-period gain of 13%, which was primarily due to decreases of $2,542 in personnel-related expenses and $2,900 in professional services and partially offset by an increase of $1,094 in supplies and materials. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 6%, from an average of 129 people in the six months ended June 30, 2024 to an average of 121 people for the six months ended June 30, 2025.

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

Results of Operations

The following table sets forth our historical operating results for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands, except for per share amounts)	2025	2024	Change	% Change

Operating expenses:
Research and development	$9,050	$10,924	$(1,874)	(17)%
Sales and marketing	349	1,197	(848)	(71)%
General and administrative	4,120	5,592	(1,472)	(26)%
Total operating expenses	13,519	17,713	(4,194)	(24)%
Loss from operations	(13,519)	(17,713)	4,194	(24)%
Other income (expense):
Change in fair value of warrant liabilities	40	1,590	(1,550)	(97)%
Interest and other income	264	918	(654)	(71)%
Loss before income taxes	(13,215)	(15,205)	1,990	(13)%
Provision for income taxes	—	—	—	N/M
Net loss	$(13,215)	$(15,205)	$1,990	(13)%
Net loss per common share, basic and diluted	$(2.23)	$(2.59)	$0.36	(14)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(18)	(10)	(9)	90%
Other comprehensive gain (loss)	(18)	(10)	(9)	90%
Comprehensive gain (loss)	$(13,233)	$(15,215)	$1,981	(13)%

Comparison of the Three Months ended June 30, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $1,874, or 17%, to $9,050 during the three months ended June 30, 2025, compared to $10,924 during the three months ended June 30, 2024. This decrease was primarily due to decreases of $3,038 in professional services and partially offset by increases of $799 in materials and supplies and $342 in personnel-related expenses.

Sales and Marketing Expenses. S&M expenses decreased $848, or 71%, to $349 during the three months ended June 30, 2025, compared to $1,197 during the three months ended June 30, 2024. This decrease was primarily due to a decrease of $834 in personnel-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 40%, from an average of 10 people in the three months ended June 30, 2024 to an average of 6 people in the three months ended June 30, 2025.

General and Administrative Expenses. G&A expenses decreased $1,472, or 26%, to $4,120 during the three months ended June 30, 2025, compared to $5,592 during the three months ended June 30, 2024. This decrease was primarily due to decreases of $1,215 in personnel-related expenses, $155 in professional services and $112 of insurance expense. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 6%, from an average of 16 people in the three months ended June 30, 2024 to an average of 15 people in the three months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended June 30, 2025 was a $40 gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between March 31, 2025 and the end of the reporting period, June 30, 2025.

Interest and Other Income. Interest and other income decreased by $654, or 71%, to $264 during the three months ended June 30, 2025, compared to $918 during the three months ended June 30, 2024. The decrease was primarily due to a decrease in interest income from short-term investments.

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

The following table sets forth our historical operating results for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(in thousands, except for per share amounts)	2025	2024	Change	% Change

Operating expenses:
Research and development	$18,465	$20,892	$(2,427)	(12)%
Sales and marketing	1,390	2,338	(948)	(41)%
General and administrative	9,411	10,592	(1,181)	(11)%
Total operating expenses	29,266	33,822	(4,556)	(13)%
Loss from operations	(29,266)	(33,822)	4,556	(13)%
Other income (expense):
Change in fair value of warrant liabilities	(53)	(277)	224	(81)%
Interest and other income	710	1,893	(1,183)	(62)%
Loss before income taxes	(28,609)	(32,206)	3,597	(11)%
Provision for income taxes	—	—	—	N/M
Net loss	$(28,609)	$(32,206)	$3,597	(11)%
Net loss per common share, basic and diluted	$(4.82)	$(5.49)	$0.67	(12)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(50)	(61)	10	(16)%
Other comprehensive gain (loss)	(50)	(61)	10	(16)%
Comprehensive gain (loss)	$(28,659)	$(32,267)	$3,607	(11)%

Comparison of the Six Months ended June 30, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $2,427, or 12%, to $18,465 during the six months ended June 30, 2025, compared to $20,892 during the six months ended June 30, 2024. This decrease was primarily due to a decrease of $3,108 in professional services and partially offset by an increase of $1,088 in materials and supplies.

Sales and Marketing Expenses. S&M expenses decreased $948, or 41%, to $1,390 during the six months ended June 30, 2025, compared to $2,338 during the six months ended June 30, 2024. This decrease was primarily due to a decrease of $982 in personnel-related expenses. The decrease in personnel-related expense was due primarily to an average headcount decrease of 40%, from an average of 10 people in the six months ended June 30, 2024 to an average of 6 people for the six months ended June 30, 2025.

General and Administrative Expenses. G&A expenses decreased $1,181, or 11%, to $9,411 during the six months ended June 30, 2025, compared to $10,592 during the six months ended June 30, 2024. This decrease was primarily due to a decrease of $1,244 in personnel-related expenses. The decrease in personnel-related expense was due primarily to an average headcount decrease of 6%, from an average of 16 people in the six months ended June 30, 2024 to an average of 15 people for the six months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the six months ended June 30, 2025 was a $53 loss. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2024 and the end of the reporting period, June 30, 2025.

Interest and Other Income. Interest and other income decreased by $1,183 to $710 during the six months ended June 30, 2025, compared to $1,893 during the six months ended June 30, 2024. The decrease was primarily due to a decrease in interest income from short-term investments.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the six months ended June 30, 2025 and June 30, 2024 was $25,300 and $25,479, respectively. As of June 30, 2025, we held cash and cash equivalents of $3,910, short-term investments of $20,053 and had an accumulated deficit of $224,544.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $23,963 as of June 30, 2025 will be sufficient to support our operations beyond the next 12 months from the date of issuance of these financial statements. We currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations into the first quarter of 2026. As such, there is substantial doubt about our ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

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

We expect that we will need to obtain substantial additional funding in order to conduct and complete our clinical trials, obtain market authorization for the Vicarious Surgical System, and commercialize it, if approved. Until such time, if ever, as we can generate sufficient revenues to support our expenses, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders. Preferred equity securities or convertible debt could provide for rights, preferences or privileges senior to those of our common stock, including liquidation or other preferences that could adversely affect the rights of our existing stockholders. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or product candidates or grant licenses on terms that are not favorable to us, or that we would otherwise seek to develop or commercialize ourselves. Additional capital may not be available on reasonable terms, or at all, particularly given the current macroeconomic environment, including diminished liquidity and credit availability, declines in consumer confidence and economic growth, rising interest rates, inflation, uncertainty about economic stability and potential for economic recession. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development, market authorization or commercialization of the Vicarious Surgical System or future product candidates, or seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available.

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC during the six months ended June 30, 2025 or for the year ended December 31, 2024.

Cash

Our cash and cash equivalents and short-term investments balance as of June 30, 2025 was $3,910 and $20,053, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the six months ended June 30, 2025 and June 30, 2024

	Six months ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(25,300)	$(25,479)
Net cash provided by (used in) investing activities	$19,432	$(7,095)
Net cash provided by financing activities	$41	$2

Cash flows used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $25,300, attributable to a net loss of $28,609 and a net change in our net operating assets and liabilities of $2,814 and partially offset by non-cash items of $6,123. Non-cash items consisted of $4,983 in stock-based compensation, $782 of depreciation and amortization, $485 for non-cash lease expense, a loss of $53 due to the change in fair value of our warrant liabilities, and partially offset by a $180 change in accrued interest and net accretion of discounts on marketable securities. The $2,814 change in our net operating assets and liabilities was due to decreases of $2,215 in accrued expenses, $587 in lease liabilities, $537 in accounts payable, $28 in other noncurrent assets and $497 in prepaid and other current assets.

Net cash used in operating activities during the six months ended June 30, 2024 was $25,479, attributable to a net loss of $32,206 offset by a $631 net change in our net operating assets and liabilities and non-cash items of $7,358. Non-cash items consisted of $6,157 in stock-based compensation, a loss of $277 due to the change in fair value of our warrant liabilities, $1,058 of depreciation and amortization, $438 for non-cash lease expense, a $35 loss on disposal of property and equipment and partially offset by a $607 change in accrued interest and net accretion of discounts on marketable securities. The $631 change in our net operating assets and liabilities was due to a $280 decrease in accrued expenses, a $503 decrease in lease liabilities, and a $18 decrease in other noncurrent assets and was partially offset by a $73 increase in prepaid and other current assets and a $97 increase in accounts payable.

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $19,432 consisting of $30,451 in proceeds from sales and maturities of available-for-sale investments and partially offset by $11,014 used for purchases of available-for-sale investments and $5 for fixed asset purchases.

Net cash used by investing activities for the six months ended June 30, 2024 was $7,095 consisting of $38,892 used for purchases of available-for-sale investments and $16 for fixed asset purchases, and partially offset by $31,813 in proceeds from sales and maturities of available-for-sale investments.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $41 that was received for stock option exercises.

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

Warrant Liabilities

We recognize our warrants as liabilities at fair value and adjust the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants is determined from their trading value on public markets. The fair value of Private Placement Warrants is calculated using the Black-Scholes option pricing model. The assumptions used in the model are our stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

We estimate the volatility of our warrants based on implied volatility from our Public Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate remaining at zero.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2025, we received a notice (“the Notice”) from the NYSE indicating we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual (the “Minimum Market Capitalization Standard”) due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million, and we therefore no longer met the NYSE’s continued listing criterion. As described in the Notice, as of April 9, 2025, our 30 trading-day average market capitalization was approximately $47.4 million and our last reported stockholders’ equity as of December 31, 2024, was approximately $46.7 million.

On May 27, 2025, we submitted our plan to the NYSE advising it of the definitive action(s) we have taken, are taking, or plan to take that would bring us into conformity with the NYSE’s Minimum Market Capitalization Standard within the 18 months of receipt of the Notice (the “Cure Period”). On July 8, 2025, the NYSE notified us that it has accepted our plan to come into conformity with the relevant listing standards within the Cure Period. The NYSE will review us on a quarterly basis during the 18 months to confirm compliance with the plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.	Form 8-K (Exhibit 10.1)	6/30/2025	001-39384

10.2+	Amended and Restated Non-Employee Director Compensation Policy	Form 8-K (Exhibit 10.2)	6/30/2025	001-39384

10.3+	Executive Employment Agreement, dated as of July 30, 2025, between Vicarious Surgical Inc. and Stephen From	Form 8-K (Exhibit 10.1)	7/31/2025	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

August 12, 2025	By:	/s/ Stephen From
Stephen From
Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By:	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)