Form 10-Q
period 2025-09-30
Vicarious Surgical Inc.
filed 2025-11-12
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 5,894,273 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,164	$9,737
Short-term investments	10,250	39,360
Prepaid expenses and other current assets	1,661	2,601
Total current assets	15,075	51,698
Restricted cash	936	936
Property and equipment, net	3,475	4,476
Right-of-use assets	9,822	10,560
Other long-term assets	39	49
Total assets	$29,347	$67,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$915	$1,166
Accrued expenses	905	5,283
Lease liabilities, current portion	1,356	1,218
Total current liabilities	3,176	7,667
Lease liabilities, net of current portion	11,530	12,567
Warrant liabilities	553	787
Total liabilities	15,259	21,021

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 5,305,724 and 5,265,089 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	15	15
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at September 30, 2025 and December 31, 2024; 653,990 shares issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	249,665	242,566
Accumulated other comprehensive income	8	50
Accumulated deficit	(235,602)	(195,935)
Total stockholders’ equity	14,088	46,698
Total liabilities and stockholders’ equity	$29,347	$67,719

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,993	$10,800	$26,458	$31,692
Sales and marketing	350	1,208	1,740	3,546
General and administrative	3,160	5,747	12,571	16,339
Total operating expenses	11,503	17,755	40,769	51,577
Loss from operations	(11,503)	(17,755)	(40,769)	(51,577)
Other income (expense):
Change in fair value of warrant liabilities	287	(138)	234	(415)
Interest and other income	158	802	868	2,695
Loss before income taxes	(11,058)	(17,091)	(39,667)	(49,297)
Provision for income taxes	—	—	—	—
Net loss	$(11,058)	$(17,091)	$(39,667)	$(49,297)
Net loss per share of Class A and Class B common stock, basic and diluted	$(1.86)	$(2.90)	$(6.68)	$(8.39)

Other comprehensive income/(loss):
Net unrealized income/(loss) on investments	8	175	(42)	114
Other comprehensive income/(loss)	8	175	(42)	114
Comprehensive net loss	$(11,050)	$(16,916)	$(39,709)	$(49,183)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, June 30, 2025	5,948,235	$17	$247,590	$(224,544)	$—	$23,063
Exercise of common stock options	3,690	—	26	—	—	26
Vesting of restricted stock	7,789	—	—	—	—	—
Stock-based compensation	—	—	2,049	—	—	2,049
Net loss	—	—	—	(11,058)	—	(11,058)
Other comprehensive income/(loss)	—	—	—	—	8	8
Balance, September 30, 2025	5,959,714	$17	$249,665	$(235,602)	$8	$14,088

	Nine Months Ended September 30, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2025	5,919,079	$17	$242,566	$(195,935)	$50	$46,698
Exercise of common stock options	11,721	—	67	—	—	67
Vesting of restricted stock	28,914	—	—	—	—	—
Stock-based compensation	—	—	7,032	—	—	7,032
Net loss	—	—	—	(39,667)	—	(39,667)
Other comprehensive income/(loss)	—	—	—	—	(42)	(42)
Balance, September 30, 2025	5,959,714	$17	$249,665	$(235,602)	$8	$14,088

	Three Months Ended September 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, June 30, 2024	5,880,459	$17	$236,813	$(164,918)	$(51)	$71,861
Vesting of restricted stock	27,377	—	—	—	—	—
Stock-based compensation	—	—	2,937	—	—	2,937
Net loss	—	—	—	(17,091)	—	(17,091)
Other comprehensive income/(loss)	—	—	—	—	175	175
Balance, September 30, 2024	5,907,836	$17	$239,750	$(182,009)	$124	$57,882

	Nine Months Ended September 30, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	858	—	2	—	—	2
Vesting of restricted stock	56,820	—	—	—	—	—
Stock-based compensation	—	—	9,094	—	—	9,094
Net loss	—	—	—	(49,297)	—	(49,297)
Other comprehensive income/(loss)	—	—	—	—	114	114
Balance, September 30, 2024	5,907,836	$17	$239,750	$(182,009)	$124	$57,882

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(39,667)	$(49,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,134	1,565
Loss on disposal of property and equipment	—	2
Stock-based compensation	7,032	9,094
Non-cash lease expense	738	665
Change in fair value of warrant liabilities	(234)	415
Change in accrued interest and net accretion of discounts on short-term investments	(178)	(725)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	940	684
Accounts payable	(262)	137
Accrued expenses	(4,378)	39
Lease liabilities	(899)	(772)
Other noncurrent assets	10	25
Net cash used in operating activities	(35,764)	(38,168)
Cash flows from investing activities:
Sales (purchases) of property and equipment	(122)	15
Purchases of available-for-sale investments	(14,962)	(52,784)
Proceeds from sales and maturities of available-for-sale investments	44,208	45,182
Net cash provided by (used in) investing activities	29,124	(7,587)
Cash flows from financing activities:
Proceeds from exercise of stock options	67	2
Net cash provided by financing activities	67	2
Change in cash, cash equivalents and restricted cash	(6,573)	(45,753)
Cash, cash equivalents and restricted cash, beginning of period	10,673	53,758
Cash, cash equivalents and restricted cash, end of period	$4,100	$8,005

Reconciliation of restricted cash:
Cash and cash equivalents	3,164	7,069
Restricted cash	936	936
	$4,100	$8,005
Non-cash investing and financing activities:
Accruals for property, plant and equipment purchased during the period	$11	$—

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $235,602. The Company has not yet generated any revenue from operations. Risks to which the Company is exposed include, but are not limited to, uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or at all, or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at September 30, 2025 of $13,414, plus the net cash of approximately $5.2 million received in the October 2025 registered direct offering, will be sufficient to support the Company’s operations for the next 12 months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors and banks with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2025, the Company’s results of operations, and stockholders’ equity for the three and nine-month periods ended September 30, 2025 and 2024, and the Company’s cash flows for the nine-month periods ended September 30, 2025 and 2024. The operating results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at September 30, 2025 and December 31, 2024 as collateral for a letter of credit related to the Company’s lease. The balance is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There was an unrealized gain of $8 for the three months ended September 30, 2025 and an unrealized loss of $42 for the nine months ended September 30, 2025. There were unrealized gains of $175 and $114 for the three and nine-month periods ended September 30, 2024, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through September 30, 2025, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through September 30, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the Company’s marketable securities by type of security as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	10,242	8	—	10,250
Total assets	$10,242	$8	$—	$10,250

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	39,310	59	(9)	39,360
Total assets	$39,310	$59	$(9)	$39,360

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2025 was $1,132. The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2025. As of September 30, 2025, the Company believes that the cost basis of its available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2025.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2025	2024
Machinery and equipment	3 to 5 years	$3,177	$3,155
Furniture and fixtures	3 to 7 years	915	1,031
Computer hardware and software	3 years	1,487	1,351
Leasehold improvements	Lesser of lease term or asset life	4,507	4,416
Total property and equipment		10,086	9,953
Less accumulated depreciation		(6,611)	(5,477)
Property and equipment, net		$3,475	$4,476

Depreciation expense for the three and nine-month periods ended September 30, 2025 was $352 and $1,134, respectively. Depreciation expense for the three and nine-month periods ended September 30, 2024 was $507 and $1,565, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	September 30, 2025
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$603	$—	$—	$603
U.S. treasury securities	—	10,250		10,250
Total assets	$603	$10,250	$—	$10,853

Liabilities:
Warrant liabilities - public warrants	$345	$—	$—	$345
Warrant liabilities - private warrants	—	—	208	208
Total liabilities	$345	$—	$208	$553

	December 31, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$709	$—	$—	$709
U.S. treasury securities	—	39,360		39,360
Total assets	$709	$39,360	$—	$40,069

Liabilities:
Warrant liabilities - public warrants	$423	$—	$—	$423
Warrant liabilities - private warrants	—	—	364	364
Total liabilities	$423	$—	$364	$787

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

For the three months ended September 30, 2025, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of $287 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2025, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of $234 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

For the three months ended September 30, 2024, the Company recognized a loss in the statement of operations resulting from an increase in the fair value of liabilities of $138 presented as a change in fair value of warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2024, the Company recognized a loss in the statement of operations resulting from an increase in the fair value of liabilities of $415 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of September 30, 2025	As of December 31, 2024
Volatility	215.0%	130.0%
Stock price	$5.51	$13.16
Expected life of warrants	1.0 years	1.7 years
Risk-free rate	3.7%	4.2%
Dividend yield	0.00%	0.00%

The following table shows the change in number and value of the warrants since December 31, 2024:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2024	17,248,601	$423	10,400,000	$364	27,648,601	$787
Change in value	—	$119	—	$(26)	—	$93
March 31, 2025	17,248,601	$542	10,400,000	$338	27,648,601	$880
Change in value	—	$(40)	—	$—	—	$(40)
June 30, 2025	17,248,601	$502	10,400,000	$338	27,648,601	$840
Change in value	—	$(157)	—	$(130)	—	$(287)
September 30, 2025	17,248,601	$345	10,400,000	$208	27,648,601	$553

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	September 30, 2025	December 31, 2024
Compensation and benefits related	$728	$3,970
Professional services and other	177	1,313
Accrued expenses	$905	$5,283

7.	COMMITMENTS AND CONTINGENCIES

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. Lease expense for the three and nine-month periods ended September 30, 2025 was $534 and $1,603, respectively. Lease expense for the three and nine-month periods ended September 30, 2024 was $534 and $1,603, respectively.

A summary of the components of lease costs for the Company under ASC 842 for the nine months ended September 30, 2025 and September 30, 2024, respectively, is as follows:

	September 30,
Lease costs	2025	2024
Operating lease costs	$1,603	$1,603
Variable lease costs	385	389
Total lease costs	$1,988	$1,992

Supplemental disclosure of cash flow information related to leases for the nine months ended September 30, 2025 and September 30, 2024, respectively, is as follows:

	September 30,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$1,764	$1,710

The weighted-average remaining lease term and discount rate are as follows:

	September 30,
	2025	2024

Weighted-average remaining lease term (in years)	6.5	8
Weighted-average discount rate	8.74%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2025:

Years Ended December 31,
2025, excluding the nine months ended September 30, 2025	$594
2026	2,430
2027	2,502
2028	2,574
2029	2,646
Thereafter	6,210
Total future minimum lease payments	$16,956
Less imputed interest	(4,070)
Carrying value of lease liabilities	$12,886

9.	INCOME TAXES

For the three and nine-month periods ended September 30, 2025 and for the year ended December 31, 2024, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

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

Authorized Shares

At September 30, 2025, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of September 30, 2025, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2025, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

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

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2025	73,922	$97.32
Granted	—	$—
Vested	(10,705)	$119.54
Forfeited	—	$—
Balance of unvested shares - March 31, 2025	63,217	$93.55
Granted	—	$—
Vested	(10,420)	$138.68
Forfeited	(13,740)	$80.56
Balance of unvested shares - June 30, 2025	39,057	$86.08
Granted	—	$—
Vested	(7,789)	$95.11
Forfeited	—	$—
Balance of unvested shares - September 30, 2025	31,268	$83.84

Total stock-based compensation related to RSUs during the three and nine-month periods ended September 30, 2025 was $741 and $3,311, respectively. As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $2,318 and is expected to be recognized over a weighted average period of 1.03 years. The aggregate intrinsic value of RSUs granted and vested during the nine months ended September 30, 2025 was $0 and $269, respectively. The aggregate intrinsic value of RSUs outstanding at September 30, 2025 was $172.

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

During the nine months ended September 30, 2025 and September 30, 2024, the Company granted options to purchase 738,483 and 364,704 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $4,798 and $2,171 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.84% - 4.32%	3.71% - 4.46%
Expected term, in years	5.50 - 6.08	5.81 - 6.31
Dividend yield	—%	—%
Expected volatility	102.44% - 102.79%	92.78% - 100.52%

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

As of September 30, 2025, there was $7,063 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of September 30, 2025 are expected to be recognized over a weighted-average period of 2.94 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$895	$600	$2,206	$1,814
Sales and marketing	64	346	338	1,032
General and administrative	1,090	1,991	4,488	6,248
Total	$2,049	$2,937	$7,032	$9,094

The Company plans to generally issue previously unissued shares of Class A common stock for the exercise of stock options.

There were 197,161 shares of Class A common stock available for future equity grants under the 2021 Plan at September 30, 2025.

The option activity of the 2021 Plan for the nine months ended September 30, 2025, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2025	709,939	$54.49	8.13
Granted	738,483	7.97
Exercised	(11,721)	5.71
Forfeited, expired, or cancelled	(161,672)	58.32
Options outstanding at September 30, 2025	1,275,029	$27.51
Options exercisable at September 30, 2025	320,055	$78.09
Options vested and expected to vest at September 30, 2025	1,242,258	$28.05	8.37

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and September 30, 2024 was $6.50 and $5.95, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and September 30, 2024 was $42 and $9, respectively. The aggregate intrinsic value of options outstanding at September 30, 2025 was $19.

Common Stock Reserved for Future Issuance

As of September 30, 2025 and December 31, 2024, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Common stock options outstanding	1,275	710
Restricted stock units outstanding	31	74
Shares available for issuance under the 2021 Plan	197	152
Public Warrants	575	575
Private Placement Warrants	347	347
Total shares of authorized common stock reserved for future issuance	2,425	1,858

11.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $250 and $633 for the three and nine-month periods ended September 30, 2025, respectively. For the three and nine-month periods ended September 30, 2024, the company-funded matching contributions were $299 and $694, respectively.

12.	NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(11,058)	$(17,091)	$(39,667)	$(49,297)

Denominator for basic and diluted net loss per share:
Weighted average shares	5,954,405	5,899,616	5,939,138	5,876,626

Net loss per share of Class A and Class B common stock – basic and diluted	$(1.86)	$(2.90)	$(6.68)	$(8.39)

For the nine months ended September 30, 2025, 2,227,917 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the nine months ended September 30, 2024, 1,722,500 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$7,993	$10,800	$26,458	$31,692
Sales and marketing	350	1,208	1,740	3,546
General and administrative	3,160	5,747	12,571	16,339
Other segment items	(445)	(664)	(1,102)	(2,280)
Loss before income taxes	$11,058	$17,091	$39,667	$49,297

14.	SUBSEQUENT EVENTS

Registered Direct Offering and Concurrent Private Placement

On October 7, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser (i) in a registered direct offering, 588,300 shares of the Company’s Class A common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 561,700 shares of Class A common stock (the “Pre-Funded Warrant Shares”), and (ii) in a concurrent private placement, Series A common warrants to purchase an aggregate of 1,150,000 shares of Class A common stock and Series B common warrants (collectively with the Series A common warrants, the “Common Warrants”) to purchase an aggregate of 1,150,000 shares of Class A common stock , in each case with an exercise price of $5.10.

The offerings closed on October 9, 2025 and the Company received net proceeds of approximately $5.2 million, excluding any proceeds that may be received upon the exercise of the Common Warrants and after deducting placement agent fees and other offering expenses payable by the Company. The Pre-Funded Warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 and will expire upon full exercise of all Pre-Funded Warrants. The Common Warrants will be exercisable commencing on the effective date of stockholder approval for their exercise and will expire on the fifth anniversary of the date of the stockholder approval. Pursuant to the terms of the Purchase Agreement, the Company agreed to hold a meeting of its stockholders within 120 days of the closing date of the offerings in order to seek stockholder approval and, if the Company does not obtain such approval, to call a meeting every 120 days thereafter for that purpose.

Office Facility Lease Amendment

On October 17, 2025, the Company entered into a second amendment of its lease for office space in Waltham, Massachusetts. The amendment eliminates a second building consisting of approximately 30,000 square feet. The Company will maintain the original building consisting of approximately 42,000 square feet and the lease will continue to expire in March 2032. The Company expects the amended lease to commence on December 23, 2025.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2025, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three and nine-month periods ended September 30, 2025 and 2024, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

In April 2025, we completed our first controlled build of the Vicarious Surgical platform, which was fully traceable and auditable under our quality system. In August 2025, we completed a second build more quickly and efficiently, underscoring the reproducibility of our processes and scalability of our platform. Looking ahead, we expect to field a clinical-ready version of our system by mid-2026, with design-freeze targeted by the end of 2026. Subject to regulatory clearance, we anticipate initiating first-in-human clinical trials in 2027.

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

Financial Highlights

We are pre-revenue generating as of September 30, 2025.

We incurred net losses of $39,667 and $49,927 for the nine months ended September 30, 2025 and September 30, 2024, respectively. These losses include a gain of $234 for the nine months ended September 30, 2025 and a loss of $415 for the nine months ended September 30, 2024 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and loss and other income and expense items was $40,769 and $51,577 for the nine months ended September 30, 2025 and 2024, respectively, representing a period-over-period gain of 21%, which was primarily due to a decrease of $6,741 in personnel-related expenses and a $4,960 decrease in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 7%, from an average of 130 people in the nine months ended September 30, 2024 to an average of 121 people for the nine months ended September 30, 2025.

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

Results of Operations

The following table sets forth our historical operating results for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands, except for per share amounts)	2025	2024	Change	% Change

Operating expenses:
Research and development	$7,993	$10,800	$(2,807)	(26)%
Sales and marketing	350	1,208	(858)	(71)%
General and administrative	3,160	5,747	(2,587)	(45)%
Total operating expenses	11,503	17,755	(6,252)	(35)%
Loss from operations	(11,503)	(17,755)	6,252	(35)%
Other income (expense):
Change in fair value of warrant liabilities	287	(138)	425	(308)%
Interest and other income	158	802	(644)	(80)%
Loss before income taxes	(11,058)	(17,091)	6,033	(35)%
Provision for income taxes	—	—	—	N/M
Net loss	$(11,058)	$(17,091)	$6,033	(35)%
Net loss per common share, basic and diluted	$(1.86)	$(2.90)	$1.04	(36)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	8	175	(167)	(95)%
Other comprehensive gain (loss)	8	175	(167)	(95)%
Comprehensive gain (loss)	$(11,050)	$(16,916)	$5,866	(35)%

Comparison of the Three Months ended September 30, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $2,807, or 26%, to $7,993 during the three months ended September 30, 2025, compared to $10,800 during the three months ended September 30, 2024. This decrease was primarily due to decreases of $1,311 in personnel-related expenses and $1,595 in professional services. The decrease in personnel-related expense was due primarily to a decrease in bonuses of $1,888.

Sales and Marketing Expenses. S&M expenses decreased $858, or 71%, to $350 during the three months ended September 30, 2025, compared to $1,208 during the three months ended September 30, 2024. This decrease was primarily due to a decrease of $802 in personnel-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 56%, from an average of 9 people in the three months ended September 30, 2024 to an average of 4 people in the three months ended September 30, 2025.

General and Administrative Expenses. G&A expenses decreased $2,587, or 45%, to $3,160 during the three months ended September 30, 2025, compared to $5,747 during the three months ended September 30, 2024. This decrease was primarily due to decreases of $2,086 in personnel-related expenses and $396 in professional services. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 25%, from an average of 16 people in the three months ended September 30, 2024 to an average of 12 people in the three months ended September 30, 2025.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the three months ended September 30, 2025 was a $287 gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between June 30, 2025 and the end of the reporting period, September 30, 2025.

Interest and Other Income. Interest and other income decreased by $644 to $158 during the three months ended September 30, 2025, compared to $802 during the three months ended September 30, 2024. The decrease was primarily due to a decrease in interest income from short-term investments.

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

The following table sets forth our historical operating results for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(in thousands, except for per share amounts)	2025	2024	Change	% Change
Operating expenses:
Research and development	$26,458	$31,692	$(5,234)	(17)%
Sales and marketing	1,740	3,546	(1,806)	(51)%
General and administrative	12,571	16,339	(3,768)	(23)%
Total operating expenses	40,769	51,577	(10,808)	(21)%
Loss from operations	(40,769)	(51,577)	10,808	(21)%
Other income (expense):
Change in fair value of warrant liabilities	234	(415)	649	(156)%
Interest and other income	868	2,695	(1,827)	(68)%
Loss before income taxes	(39,667)	(49,297)	9,630	(20)%
Provision for income taxes	—	—	—	N/M
Net loss	$(39,667)	$(49,297)	$9,630	(20)%
Net loss per common share, basic and diluted	$(6.68)	$(8.39)	$1.71	(20)%

Other comprehensive gain (loss):
Net unrealized gain (loss) on investments	(42)	114	(156)	(137)%
Other comprehensive gain (loss)	(42)	114	(156)	(137)%
Comprehensive gain (loss)	$(39,709)	$(49,183)	$9,474	(19)%

Comparison of the Nine Months ended September 30, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $5,234, or 17%, to $26,458 during the nine months ended September 30, 2025, compared to $31,692 during the nine months ended September 30, 2024. This decrease was primarily due to decreases of $1,627 in personnel-related expenses, $4,704 in professional fees, $395 in depreciation and partially offset by increases of $1,036 in materials and supplies and $471 in testing expenses. The decrease in personnel-related expense was due primarily to a $1,964 decrease in bonuses and a decrease in average headcount of 5%, from an average of 106 people in the nine months ended September 30, 2024 to an average of 101 people in the nine months ended September 30, 2025.

Sales and Marketing Expenses. S&M expenses decreased $1,806, or 51%, to $1,740 during the nine months ended September 30, 2025, compared to $3,546 during the nine months ended September 30, 2024. This decrease was primarily due to decreases of $1,784 in personnel-related expenses. The decrease in personnel-related expense was due primarily to an average headcount decrease of 33%, from an average of 9 people in the nine months ended September 30, 2024 to an average of 6 people for the nine months ended September 30, 2025.

General and Administrative Expenses. G&A expenses decreased $3,768, or 23%, to $12,571 during the nine months ended September 30, 2025, compared to $16,339 during the nine months ended September 30, 2024. This decrease was primarily due to decreases of $3,330 in personnel-related expenses, $332 in insurance expense and $178 in professional fees. The decrease in personnel-related expense was due primarily to $1,122 decrease in bonuses and a decrease in average headcount of 13%, from an average of 16 people in the nine months ended September 30, 2024 to an average of 14 people in the nine months ended September 30, 2025.

Change in Fair Value of Warrant Liabilities. The change in fair value of warrant liabilities during the nine months ended September 30, 2025 was a $234 gain. The change in fair value of the warrant liability resulted from the remeasurement of the public and private placement warrant liabilities between December 31, 2024 and the end of the reporting period, September 30, 2025.

Interest and Other Income. Interest and other income decreased by $1,827 to $868 during the nine months ended September 30, 2025, compared to $2,695 during the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest income from short-term investments.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the nine months ended September 30, 2025 and September 30, 2024 was $35,764 and $38,168, respectively. As of September 30, 2025, we held cash and cash equivalents of $3,164, short-term investments of $10,250 and had an accumulated deficit of $235,602.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $13,414 as of September 30, 2025, plus the net proceeds of approximately $5.2 million received in the October 2025 registered direct offering, will be sufficient to support our operations beyond the next 12 months from the date of issuance of these financial statements. We currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations into the first quarter of 2026. As such, there is substantial doubt about our ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in the “Risk Factors” sections in Part II, Item 1A in this Quarterly Report on Form 10-Q, in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, and in other filings that we make with the SEC from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. In December 2022, we issued 3,048,781 shares of Class A common stock under our sales agreement with Cowen and Company, LLC, resulting in gross proceeds of $10.0 million. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC during the nine months ended September 30, 2025 or for the year ended December 31, 2024.

Cash

Our cash and cash equivalents and short-term investments balance as of September 30, 2025 was $3,164 and $10,250, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the nine months ended September 30, 2025 and September 30, 2024

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(35,764)	$(38,168)
Net cash provided by (used in) investing activities	$29,124	$(7,587)
Net cash provided by financing activities	$67	$2

Cash flows used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $35,764, attributable to a net loss of $39,667 and a $4,589 net change in our net operating assets and liabilities and partially offset by non-cash items of $8,492. The $4,589 change in our net operating assets and liabilities was due to a $4,378 decrease in accrued expenses, a $899 decrease in lease liabilities and a $262 increase in accounts payable partially offset by a $940 decrease in prepaid and other current assets and a $10 decrease in other noncurrent assets. Non-cash items consisted of $7,032 in stock-based compensation, $1,134 of depreciation and amortization and $738 for non-cash lease expense and partially offset by a gain of $234 due to the change in fair value of our warrant liabilities and a loss of $178 due to the change in accrued interest and net accretion of discounts on marketable securities.

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

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $29,124 consisting of $44,208 in proceeds from sales and maturities of available-for-sale investments and partially offset by $14,962 used for purchases of available-for-sale investments and $122 for fixed asset purchases.

Net cash used in investing activities for the nine months ended September 30, 2024 was $7,587 consisting of $52,784 used for purchases of available-for-sale investments, and partially offset by proceeds of $45,182 from sales and maturities of available-for-sale investments and $15 for fixed asset sales.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $67 that was received for stock option exercises.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
4.1	Form of Pre-Funded Warrant	Form 8-K (Exhibit 4.1)	10/8/2025	001-39384

4.2	Form of Series A Common Warrant	Form 8-K (Exhibit 4.2)	10/8/2025	001-39384

4.3	Form of Series B Common Warrant	Form 8-K (Exhibit 4.3)	10/8/2025	001-39384

10.1+	Executive Employment Agreement, dated as of July 30, 2025, between Vicarious Surgical Inc. and Stephen From	Form 8-K (Exhibit 10.1)	7/31/2025	001-39384

10.2**	Form of Securities Purchase Agreement, dated as of October 7, 2025, by and between the Company and the purchaser listed on the signature pages thereto	Form 8-K (Exhibit 10.1)	10/8/2025	001-39384

31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

November 12, 2025	By:	/s/ Stephen From
Stephen From
Chief Executive Officer
(Principal Executive Officer)

November 12, 2025	By:	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)