Form 10-K
period 2025-12-31
Vicarious Surgical Inc.
filed 2026-03-09
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-39384

VICARIOUS SURGICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2678169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Fourth Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

617-868-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	RBOT	The New York Stock Exchange*

*On March 3, 2026, the New York Stock Exchange determined to commence proceedings to delist and immediately suspend trading in the Class A common stock, par value $0.0001 per share, of Vicarious Surgical Inc. The registrant’s Class A common stock is currently quoted on the OTCID market tier operated by The OTC Markets Group, Inc. under the symbol “RBOT.”

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant (without admitting that any person whose securities are not included in such calculation is an affiliate) computed by reference to the price at which the Class A common stock was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.8 million.

As of February 25, 2026, the registrant had 6,468,185 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our ability to maintain the quotation of our Class A common stock on the OTCID market tier (“OTCID”) operated by The OTC Markets Group, Inc. (“OTC Markets”);

●	plans and expectations that depend on our ability to continue as a going concern;

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	the ongoing effect of the reverse stock split of our Class A common stock on the price or trading of our Class A common stock, including potential continued adverse impacts on the liquidity of our Class A common stock;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so;

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adversely impacting our supply chain; and

●	other factors detailed under the section titled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	If we are unable to raise additional funds in the near term, we will be unable to continue to operate our business and remain a going concern.

●	Our suspension from the New York Stock Exchange in connection with its decision to commence delisting proceedings and transition to OTCID market tier may adversely affect the liquidity and market price of our Class A common stock.

●	We have a limited operating history on which to assess the prospects for our business, we have not generated any revenue from sales of our product candidates, and we have incurred losses since inception. We anticipate that we will continue to incur significant losses for at least the next several years as we develop and commercialize our product candidates and applications.

●	We will need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or cease our operations.

●	We are a development stage company with a limited history of operations and no product candidates with marketing authorization in any jurisdiction, and we cannot assure you that we will ever have a commercialized product.

●	Our success depends upon market acceptance of our product candidates, our ability to develop and commercialize our product candidates and additional applications and generate revenues, and our ability to identify new markets for our technology.

●	We are highly dependent upon the continued contributions of our key personnel. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

●	We have no experience in marketing and selling our product candidates and if we are unable to successfully commercialize our product candidates, our business and operating results will be adversely affected.

●	We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on limited or sole suppliers for some of the materials and components used in our product candidates, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.

●	If we do not successfully develop, optimize, and operate our sales and distribution channels or we do not effectively expand and update infrastructure, our operating results and customer experience may be negatively impacted.

●	If we are unable to establish and maintain adequate sales and marketing capabilities or enter into and maintain arrangements with third parties to sell and market our product candidates, our business may be harmed.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, we may not be able to report our financial condition or results of operations accurately or in a timely manner, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

●	We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our product candidates and technologies and could cause us to incur significant costs.

●	There is no guarantee that the U.S. Food and Drug Administration (the “FDA”) will grant marketing authorization for our product candidates or any of our future product candidates and technologies, and failure to obtain necessary marketing authorization for our current product candidates and our future product candidates and technologies would adversely affect our ability to grow our business.

●	If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors would be adversely impacted, and our business may be harmed.

●	We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates and technologies, and we cannot provide any assurances that we would be able to obtain such licenses.

●	We and our partners may be sued for infringing the intellectual property rights of third parties. If that happens, such litigation would be costly and time consuming, and an unfavorable outcome in any such litigation could have a material adverse effect on our business.

●	We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

v

PART I

ITEM 1. BUSINESS.

The following discussion reflects the business of Vicarious Surgical, as currently embodied by Vicarious Surgical. Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” and “our” generally refer to Vicarious Surgical in the present tense or Vicarious Surgical from and after the Business Combination.

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable single-port surgical robots that virtually transport surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology, which is being designed with proprietary human-like motion, we are seeking to improve surgical precision, ergonomics, and procedural efficiency, with the goal of improving patient outcomes and the cost and efficacy of surgical procedures over time. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

Our single-port surgical robot, called the Vicarious Surgical System, is designed to address certain deficiencies that have limited broad adoption of robot-assisted minimally invasive surgery to date. By fundamentally engineering a better solution, we believe we have designed a surgical robot with capabilities intended to address limitations of systems currently available on the market, and if authorized by the FDA, the Vicarious Surgical System will offer surgeons the ability to perform surgical procedures with greater dexterity and greater access across the abdomen, with better visibility and sensor-based feedback, through a small single incision in the abdomen. The Vicarious Surgical System features proprietary “de-coupled” actuators, which are intended to enable a cascade of benefits, including improved robotic mobility, reduced size, improved functionality and lower materials costs. If authorized by the FDA, the Vicarious Surgical System is designed to enable surgeons to perform procedures inside the abdomen with human-equivalent motion, with a full nine degrees of freedom per robotic arm, providing an experience that is more natural, and more akin to the surgeon’s own upper body movements. In surgical procedures conducted on cadavers, the Vicarious Surgical System has demonstrated expanded reach within the abdomen, and if authorized by the FDA, it will enable the surgeon to enter the abdomen from a wide range of angles and directions, without having to triangulate to the surgical area from multiple incisions or to operate only within the limited area directly in front of a single incision. The Vicarious Surgical System is designed to provide exceptional visualization, with a high-performance, stereoscopic camera that rotates in three degrees of freedom (yaw, pitch, and roll) to provide the surgeon with stereoscopic imaging of a broad range of surfaces in the abdomen. The Vicarious Surgical System also contains 28 sensors per instrument arm, which allows the system to provide real-time feedback to the surgeon on force, motion and other data that are intended to enhance surgical procedures and patient outcomes.

The Vicarious Surgical System is being developed to provide attractive advantages to hospitals and ambulatory surgical centers, or ASCs, which we believe will drive rapid and widespread adoption. Unlike many legacy surgical robotic systems with larger physical footprints that may require dedicated operating room configurations, the Vicarious Surgical System is designed to be smaller and mobile, supporting flexibility of use across multiple operating rooms within a medical facility. We anticipate that, if authorized by the FDA, the smaller size and advanced engineering of the Vicarious Surgical System and related disposable instruments is expected to be offered at a cost-effective price point compared to existing legacy robotic systems. Hospitals and ASCs would not be required to dedicate permanent space and would reduce expenses relating to sterilization and operating room turnover. We believe that, if authorized by the FDA, adoption of the Vicarious Surgical System could be facilitated by a streamlined training regimen, where surgeons may be able to develop proficiency much more quickly than for legacy robotic systems. This is due to the design features of the Vicarious Surgical System, such as the ease of use and more natural, human-equivalent motion of the Vicarious Surgical System, the reduced surgeon burden during setup, and the fact that the Vicarious Surgical System would not be confined to a dedicated operating suite and therefore could have more availability for training purposes. In addition, with its increased capability and dexterity, the Vicarious Surgical System is designed to enable many procedures to be performed more efficiently and effectively, with the potential to reduce procedural burden and overall healthcare costs. Because the Vicarious Surgical System has not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and a timely authorization by the FDA.

We estimate that there are 45 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could potentially be addressed with the Vicarious Surgical System, including use for ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for use in ventral hernia procedures to be the first clinical application for the Vicarious Surgical System, of which there are estimated to be 3.9 million cases worldwide and 0.9 million in the U.S. annually. We then intend to seek FDA clearance or authorization to enable the expansion into the other applications addressable by the Vicarious Surgical System.

Industry Background

Despite the advancements in manual and robot-assisted minimally invasive surgery over the last 40 years, of the estimated 45 million annual worldwide procedures addressable by the Vicarious Surgical System, it is estimated that a significant portion are currently performed by open surgery and a relatively small percentage are performed by existing robot-assisted minimally invasive surgery technologies. The large incisions required for open surgery, while allowing the surgeon to see with their own eyes and operate with their own hands, create significant trauma to the patient, resulting in long hospitalization and recovery times, high hospitalization costs, as well as pain and suffering. Open surgical procedures are associated with a meaningful risk of post-operative complications, including incisional hernias, which in some cases may require additional corrective surgery. Although there have been significant improvements in minimally invasive surgery procedures over open surgery, the following limitations associated with minimally invasive surgery still exist:

●	Laparoscopic surgery results in improved patient outcomes, but it presents significant challenges for surgeons, primarily associated with using long, rigid instruments through multiple incisions across the abdominal wall, which introduces the “fulcrum effect” requiring the surgeon to adjust for the inversion and scaling of movements. These laparoscopic instruments can be difficult to manipulate, have limited degrees of freedom, limited reach and reduced depth-perception and visibility, which can require significant coordination among the surgical team to perform the procedure.

●	Multi-port robotic systems introduced in the early 2000s have managed to overcome some of the challenges associated with laparoscopy, but they require multiple incisions. While the wristed robotic instruments provide more dexterity than the long, rigid instruments used in laparoscopy, these robotic systems still require multiple system components and place responsibility on the surgeon to define the workspace and kinematic motion profile of the robotic system for every procedure, based on where they create the incisions and where they intend to operate. Additionally, these systems are expensive and often involve a steep learning-curve for surgeons. In addition, these systems are often underutilized because they have large footprints, limited portability and require extensive setup and longer operating room turnover time.

●	More recently, single-port surgical robots have been developed, but these systems are limited in that they rely on legacy robotic architecture, and thus require a much larger incision than multi-port robotic systems, have limited motion, strength, and visualization, and can only operate in a small procedural area. Given the relatively large size of the trocar incision required to be made by the surgeon to accommodate existing single-port robotic systems, among other limitations, these existing single-port robots have faced adoption challenges due to these architectural and functional limitations, which may constrain surgeon performance in certain procedures. For all these reasons, legacy single-port robotic solutions, much like multi-port manual and robotic minimally invasive surgery, have received limited adoption to date.

We believe this slow adoption of robot-assisted surgery has occurred because of several factors, including the following:

●	Significant Capital Investment. Legacy robotic systems require high upfront acquisition costs and burdensome annual service contracts that are often prohibitively expensive, especially in outpatient settings. Based on discussion with industry sources, we estimate these capital costs to be up to $2.0 million or more per system upfront, plus an additional 10% to 20% annually for maintenance and service contracts.

●	Low Utilization. In addition to the significant acquisition costs, existing robotic systems create inefficiencies and increase costs to medical facilities considering adoption. Due to their large size and limited portability, existing robotic systems often require dedicated operating room configurations, occupying valuable real estate within the hospital. Once in place, these robotic systems require extensive set-up and operating room turnover times, which limits the number of procedures that can be performed with the robotic system.

●	Limited Capabilities. Existing robotic systems have limited capabilities and are ill-suited for many outpatient procedures. Due to their limited degrees of freedom inside the abdomen, they depend on significant, complicated, robotic motion outside the body, and they have limited ability to operate in multiple quadrants, difficulty operating on the “ceiling” of the abdomen, create collisions inside and outside of the patient’s abdomen, and restrict overall access of the operating team to the patient.

●	Difficult to Use. Existing robotic systems require the surgeon to develop an extensive procedure plan in advance to determine appropriate incision sites and angles for each procedure, in order to avoid collisions inside and outside of the patient’s abdomen. Surgeons must develop this plan with fewer degrees of freedom than they would employ using open surgery, restricting their natural movements. Becoming proficient at manipulating these legacy robotic systems to perform the procedures they otherwise were trained to perform via open surgery requires extensive training and several dozen procedures on live patients. As these systems are maintained in dedicated, expensive, operating rooms, obtaining access to train on the system becomes a significant impediment to adoption, which may contribute to continued reliance on open surgeries.

The Vicarious Surgical System

The single-port Vicarious Surgical System with advanced, miniaturized robotics and exceptional visualization is designed to address certain limitations of open surgery and existing single- and multi-port robotic surgical approaches, with the goal of improving surgical workflow and supporting adoption by hospitals and other medical facilities. The Vicarious Surgical System is designed with a fundamentally different architecture, and proprietary “de-coupled actuators,” intended to address limitations of open surgery and existing robot-assisted surgical procedures with a minimally invasive robotic system. This architecture is designed to enable a high degree of dexterity inside the abdomen through an ultra-thin support tube, which we believe may offer advantages relative to existing robotic systems and support minimally invasive surgical approaches. The Vicarious Surgical System has not yet been authorized by the FDA. We have conducted pre-submission meetings with the FDA to align on our regulatory strategy and plan to file a De Novo classification request for use in ventral hernia procedures as our first indication.

(1)	The Vicarious Surgical System is capable of incision sizes as low as 1.8cm.

The Vicarious Surgical System consists of the following components:

●	Camera and Instrument Arms. The Vicarious Surgical System incorporates a high-performance stereoscopic camera that, when combined with robotic motion, is designed to provide a broad range of viewing angles and is being developed to continuously map the depth of the abdominal cavity. Based on cadaver studies, the camera and instrument arms are designed to support operation across a wide range of direction within the abdomen, including the ability to rotate and operate around the trocar incision point. Each surgical instrument arm is designed with nine degrees of movement, intended to approximate the range of motion of the surgeon’s wrists, elbows and shoulders, and to support a more natural range of motion during surgical procedures. While existing robotic systems are often constrained to operating primarily in front of the rigid instrument, the Vicarious Surgical System is designed to support operation across a broader working envelope within the abdomen, which we believe may enhance surgical flexibility while supporting minimally invasive approaches. The camera and both instrument arms are being developed to enter the abdomen through a single, 1.8 centimeter trocar, which is within the size range of conventional minimally invasive surgery trocars. If authorized by the FDA, the Vicarious Surgical System is designed to provide enhanced sensing capability relative to existing systems due to its increased number of joints and sensors. The system features 28 sensors per instrument arm, to provide real-time feedback to the surgeon on force, motion and other data, and to generate intraoperative data intended to support continued refinement of system performance and surgeon capabilities over time.

●	Surgeon Console. The Vicarious Surgical System surgeon console is designed for an immersive operating environment that allows the surgeon to visualize the surgical field and control robotic motion. If authorized by the FDA, the surgeon console is intended to support precise control and situational awareness during procedures. The console includes a peer-in stereoscopic vision screen that enables surgeons to operate in a three-dimensional environment without the use of 3D glasses, while maintaining awareness and line of sight to the operating room.

●	Patient Cart. The Vicarious Surgical System patient cart is designed to support maneuverability within hospitals, outpatient clinics, and ambulatory surgical centers, including the ability to pass through standard doorways. Unlike many existing robotic systems, the Vicarious Surgical System, if authorized by the FDA, is designed to support use across multiple operating rooms without requiring permanent room dedication. The system is intended to be wheeled into and out of operating rooms and stored when not in use, similar to other mobile medical devices.

Because the majority of the robotic motion occurs inside the abdomen through a single port, the Vicarious Surgical System is designed without multiple large robotic arms operating outside the patient’s body. We believe that architectural approach, together with the potential use of advanced manufacturing processes, may enable the Vicarious Surgical System to be manufactured at a lower cost than certain existing robotic systems, based on publicly available information.

Vicarious Surgical System Advantages

We believe that addressing the factors that have limited broad adoption of robot-assisted minimally invasive surgery to date including cost, system size, capability, ease of use, setup time, throughput, and training requirements, requires a solution that considers these challenges. The Vicarious Surgical System incorporates advanced engineering and proprietary “de-coupled actuators,” which are designed to support a differentiated approach to surgical robotic system architecture and may help address certain factors that have historically limited broader adoption of robot-assisted minimally invasive surgery. Based on this design, the Vicarious Surgical System is intended to provide increased degrees of freedom and dexterity to support more natural surgical motion, as well as enhanced visibility, sensing and functionality for the surgeon, all through a small, single port minimally invasive approach. We believe these design features may address certain limitations associated with existing single- and multi-port surgical modalities and support improved surgical workflow and system utilization.

●	Decoupled Actuators. Robotic arms are controlled by actuators located at each joint. In many existing robotic systems, these actuators are mechanically “coupled,” such that movement at one joint results in corresponding movement at subsequent or prior joints. In legacy robotic systems, software is used to coordinate joint motion and compensate for this coupling in order to reduce unintended movement. However, this approach does not eliminate the accumulation of forces across multiple joints that can arise from coupled mechanical architectures. As a result, such systems often require larger and more robust cables, pulleys, and structural components, which can increase system size and cost and constrain overall mobility.

The Vicarious Surgical System is designed with a decoupled actuator architecture intended to reduce mechanical interdependence between joints. We believe this approach may enable greater integration of components and materials, and support improvements in system flexibility, strength, and form factor. These design features are intended to provide benefits for surgeons, hospitals, and ambulatory surgical centers by supporting enhanced system capability and more efficient use within the operating environment. Because the Vicarious Surgical System has not yet been authorized by the FDA or commercialized, the intended benefits of this architecture have not yet been realized and are dependent on successful development and regulatory authorization.

Because the Vicarious Surgical System has not yet been authorized by the FDA or commercialized, the intended advantages of the Vicarious Surgical System have not yet been realized and are dependent upon the successful development of the Vicarious Surgical System and timely authorization by the FDA.

Surgeon Experience

●	Human Equivalent Motion — Nine Degrees of Freedom. The Vicarious Surgical System is designed to provide nine degrees of freedom per instrument arm, intended to approximate the range of motion of a surgeon’s wrists, elbows and shoulders. Based on data from cadaver studies, this design is intended to support a broader range of motion than that available with many existing single- or multi-port robotic systems, which often require surgeons to adapt their movements to the constraints of the robotic architecture. We believe this approach may provide a more natural operating experience by allowing surgeons to work in a manner that is more consistent with their training in open surgery, while performing procedures through a minimally invasive approach.

●	Expanded Reach Inside the Abdomen. With nine degrees of freedom per instrument arm, the Vicarious Surgical System is designed to support operation across a wide range of angles and directions within the abdomen through a single incision. This design is intended to reduce the need for triangulation and the limitations associated with operating only within a narrow working area directly in front of the incision, which is common in manual and robotic minimally invasive surgery. The system architecture is designed to allow the surgeon to reposition and pivot the instruments within the abdominal cavity, including operating in proximity to the incision site, in order to support procedural flexibility.

●	Sensing, Visualization and Future AI. The surgeon utilizes a peer-in stereoscopic display on the console for visualization of the surgical field. The Vicarious Surgical System incorporates a high-performance stereoscopic camera that is designed to support a broad range of viewing operations and is being developed to provide three-dimensional spatial mapping of the surgical environment. The system includes more than two dozen sensors per instrument arm that are designed to provide real-time feedback to the surgeon on force, motion and other data. These data are also intended for to support future software and analytics development, including potential artificial intelligence-enabled capabilities, which may be used to enhance surgical workflow and to explore relationships between intraoperative data and procedural outcomes over time.

Hospital and Ambulatory Surgical Center (ASC) Advantages

●	System Size and Mobility. Unlike many legacy robotic systems that often require dedicated operating room configurations or physical modifications to accommodate their size, the Vicarious Surgical System is designed with a smaller footprint intended to allow it to pass through standard hospital and operating room doorways. This design is intended to support system mobility within a medical facility and may help reduce set-up and break-down time, enabling use across multiple operating rooms rather than permanent room dedication.

●	Training and Accessibility. The Vicarious Surgical System is designed to support more natural surgical motion and, due to its mobility, is not intended to be confined to a dedicated operating suite. We believe this design may increase system availability for surgeon training and practice. As a result, surgeons may be able to develop proficiency more efficiently compared to certain existing robotic systems, which could support surgeon adoption and improve utilization for hospitals and ASCs.

●	Economics and System Cost. If authorized by the FDA, we intend to offer the Vicarious Surgical System, along with maintenance and service support, at more pricing we believe may be more attractive relative to certain existing robotic systems. In addition, the system’s design is intended to support efficient procedural workflow, which may enable procedures to be performed more efficiently and could contribute to reductions in overall operating room time and associated costs.

●	Disposable Instruments and Accessories. The Vicarious Surgical System’s instruments and accessories are designed for single use and are intended to be offered at pricing that supports disposability. We believe this approach may reduce the need for hospitals and ASCs to dedicate space, equipment, and personnel to instrument reprocessing and sterilization, potentially simplifying logistics and reducing associated operational costs.

Patient Outcomes

●	Enhanced Surgical Capability. The Vicarious Surgical System is designed to provide enhanced visualization, dexterity, and access within the abdomen to support precise surgical technique. If authorized by the FDA, these design features are intended to allow surgeons to perform advanced minimally advanced techniques that are already established in clinical practice. We believe that supporting such techniques may contribute to improved procedural execution and patient outcomes when compared to open surgical approaches.

●	Minimally Invasive Access and Trocar Size Considerations. Clinical experience with minimally invasive surgery has demonstrated that smaller incisions are generally associated with reduced tissue disruption and lower rates of incision-related complications when compared to open surgical procedures. Existing minimally invasive approaches typically utilize smaller trocar sizes than those required for open surgery, which may reduce the risk of wound-related complications.

Our Strategy

We seek to expand access to robot-assisted minimally invasive surgery through the development of a surgical robotic platform designed to be capable, flexible, and accessible across a range of care settings. Our objective is to establish the Vicarious Surgical System as a differentiated robotic platforms for soft tissue surgery. The execution of our strategy is dependent upon the successful development of the Vicarious Surgical System and receipt of FDA authorization:

●	Initial Focus on Ventral Hernia Procedures. We plan to initially focus commercialization efforts on ventral hernia procedures, targeting surgeons, hospitals and ambulatory surgical centers that perform general surgery procedures which may benefit from a single-incision robotic approach. We believe ventral hernia repair represents an attractive initial indication due to procedure volume, clinical need, and the opportunity to apply minimally invasive techniques. As part of this strategy, we intend to engage with experienced surgeons and clinical advisors to gather feedback that may inform product development, clinical protocols, and surgeon training.

●	Expansion of Indications. The Vicarious Surgical System is designed to provide broad access within the abdomen, which we believe may support use across additional surgical procedures over time. Subject to regulatory authorization, we plan to pursue expanded indications that may include inguinal and hiatal hernia repair, hysterectomy, cholecystectomy (gallbladder), colorectal and other gastrointestinal procedures. We estimate that 39 million of these procedures are performed annually worldwide today.

●	Recurring Revenue Model. Following initial system placement, we intend to focus on increasing system utilization by supporting efficient procedural workflow and repeat use. Increased utilization may enable hospitals and ASCs to perform a greater number of procedures using the Vicarious Surgical System, which could drive recurring revenue through the sale of single-use and disposable components, including robotic arms, camera and instrument tips.

●	Demonstration of Clinical and Economic Value. A significant portion of ventral hernia procedures are currently performed as open surgical procedures in hospital settings. We believe there is an ongoing trend toward shifting appropriate procedures from hospitals to ASCs, driven by cost, efficiency, and patient preference. Subject to regulatory authorization, we believe the Vicarious Surgical System may support the performance of more complex minimally invasive hernia procedures in ASC settings. Because ASCs often have limited capital and infrastructure budgets, our value proposition is designed to address considerations related to system cost, footprint, and operating room flexibility.

●	Expansion of Product Capabilities. We believe that advancements in software, data analytics, and automation may further enhance robotic-assisted surgery over time. We plan to evaluate and develop additional features for future generations of the Vicarious Surgical System, which may include enhanced visualization, data-driven insights, and automation-enabled functionality, subject to technical feasibility and regulatory requirements.

●	International Commercialization. If the Vicarious Surgical System receives FDA authorization for commercialization in the U.S., we intend to pursue applicable regulatory clearances or approvals in additional markets, including Asia, Europe and other international regions, in order to support global commercialization of the system.

Historical Development of the Vicarious Surgical System

The foundational technology underlying the Vicarious Surgical System was developed by the Vicarious Legacy founders Adam Sachs, Sammy Khalifa, and Barry Greene. The founding team conducted extensive prototyping and experimentation focused on robotic arm architecture and motion control. Through this work, they developed and patented a cable pathway design intended to de-couple motion within the robotic arm, reducing mechanical interdependence between joints. This approach supported the development of an early robotic arm prototype designed to approximate aspects of natural human arm motion.

Following the development of this initial prototype, the founding team expanded the design into a more complete robotic system. Early versions of the device were constructed using internally machined components and were funded by the founders. The system was subsequently integrated with internally developed software and a surgeon input tracking system to support coordinated robotic motion. After achieving a fully functioning prototype, the company raised outside capital and expanded the engineering and development team to continue advancing the system.

We have conducted, and continue to conduct, synthetic cadaver and cadaver studies with the Vicarious Surgical System being developed, as part of our iterative development process. The primary objective of these studies has been to evaluate system design, refine performance characteristics, and inform ongoing product development. In these studies, surgeons have used the system to perform a range of procedures, including ventral hernia repair, hysterectomy, and cholecystectomy. Surgeons have also evaluated multiple ventral hernia repair techniques, including robotic transabdominal preperitoneal (rTAPP), retrorectus, and intraperitoneal onlay mesh repair (IPOM) plus. Insights gathered from these cadaver studies have informed design considerations across multiple aspects of the system, including:

●	Instrument length requirements for ventral hernia repair procedures;

●	Camera field of view and depth perception;

●	User interface elements, including foot pedals and digital controls;

●	Responsiveness and quality of robotic end-effector motion relative to surgeon input;

●	Instrument and camera insertion and extraction workflow; and

●	Reliability and durability of the robotic instruments and camera.

These development activities have been conducted to support the continued refinement of the Vicarious Surgical System and to inform our regulatory strategy. The system has not yet been authorized by the FDA, and further development, testing, and regulatory review and authorization will be required prior to any potential commercialization.

Regulatory History and Pathway

In November 2019, the FDA granted Breakthrough Device designation to a prior prototype version of the Vicarious Surgical System for a proposed indication for use in ventral hernia repair procedures. We anticipate that after FDA authorization, the Vicarious Surgical System will be classified as a Class II medical device. We have held multiple pre-submission meetings with the FDA to align on our regulatory strategy and currently plan to pursue a De Novo classification request with the FDA for use in ventral hernia procedures as our initial indication.

In December 2021, we conducted a preliminary meeting with the FDA to discuss two technology changes made to the Vicarious Surgical System design that had received Breakthrough Device designation in November 2019. Based on these changes, the FDA determined that the current Vicarious Surgical System design planned for our initial limited launch differs from the prior design that received Breakthrough Device designation. As a result, the FDA stated that the Breakthrough Device designation remains applicable only to the prior device design. In the future, we may seek to reincorporate elements of the prior design to potentially leverage the previously granted Breakthrough Device designation. However, medical device development is inherently uncertain and there can be no assurance that Breakthrough Device designation would be granted to a different device design, and if granted, that such designation would accelerate the timeline for authorization or increase the likelihood of FDA authorization.

In February 2022, we held an additional pre-submission meeting with the FDA focused on the current Vicarious Surgical System design. During this meeting, the FDA emphasized that each robotic-assisted surgical system is highly complex and that differences in system architecture, kinetics, software, data transmission, interfaces, and user interaction create unique safety and effectiveness considerations. The FDA indicated that these system-level differences may raise questions of safety or effectiveness that are not applicable to predicate devices and that robotic-assisted surgical systems are generally not sufficiently similar to permit meaningful comparison for purposes of a traditional 510(k) submission. Based on FDA feedback, the evaluation of the Vicarious Surgical System is expected to require a holistic assessment incorporating software verification and validation, bench testing, animal studies, human factors and usability testing, and clinical data, among other verification and validation data. The FDA indicated that, due to the unique technological characteristics and clinical implementation of the system, an independent evaluation of safety and effectiveness would be required. As a result, the FDA advised that a 510(k) submission would likely be found not substantially equivalent to a predicate robotic-assisted surgical system. In accordance with this FDA feedback, we revised our regulatory pathway to pursue a De Novo classification.

In February 2024, we submitted an application to the FDA seeking acceptance into its Safer Technologies Program (“the STeP Program”). The FDA accepted our robotic system, intended to assist in visualization and control of endoscopic instruments during ventral hernia repair procedures in adults, into the STeP Program. This acceptance means the device meets STeP eligibility criteria, but it does not change requirements for granting Investigational Device Exemption (“IDE”) or marketing authorization, nor does it guarantee future authorization. Through the STeP Program, we can utilize available feedback mechanisms that prioritize interactive and timely communications with the FDA, as resources permit. The goal of the STeP Program is to expedite the development of devices and offers program-specific feedback mechanisms, including early engagement on Data Development Plans (“DDPs”) for aligning on necessary safety evidence, “sprint discussions” with FDA experts to address development challenges, and potential senior management engagement for discussing high-level strategic issues. In addition, general FDA feedback mechanisms like the Q-Submission Program (including Pre-Submissions and Informational Meetings) continue to be available to us.

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

We plan to conduct a prospective human pivotal clinical investigation under an FDA IDE to evaluate the safety, effectiveness, and performance of the Vicarious Surgical System to support a De Novo classification request and obtain U.S. marketing authorization for the proposed indication for use in ventral hernia repair procedures. In addition to conducting a human pivotal clinical investigation, we plan to conduct non-clinical testing activities to verify and validate the safety, performance, effectiveness, functionality, usability and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. A verification and validation process is expected to provide the necessary data to submit to the FDA for IDE approval.

We expect that non-clinical verification and validation testing will be conducted to verify and validate that the Vicarious Surgical System meets all design specifications for its intended use. These tests will include in vitro, simulated clinical bench testing and cadaver studies, as well as in vivo animal studies to support and demonstrate the safety, performance, effectiveness, functionality, usability, and reliability characteristics of the Vicarious Surgical System with respect to the intended use and defined requirements. Cadaver studies, representing realistic dimensions and contours of the human abdominal space, will be used primarily to verify and validate system functionality, performance, and safety relevant to patient anatomy and contexts of use with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, and suturing as needed during a simulated ventral hernia repair procedure. Animal studies will be used primarily to demonstrate performance, safety, effectiveness, and usability of the system as relevant to a live model with respect to insertion, access and movement within the abdominal cavity, visualization, manipulating tissue, cutting, coagulating, and suturing, during a simulated ventral hernia repair procedure. This testing may also be used to demonstrate that applicable risk mitigation features, including software alarms, alerts, extraction of multi-jointed instrumentation in case of system failure, misuse, or other errors are adequate and perform to specifications. Summative usability testing will be conducted by surgeons, nurses and technicians in a simulated operating room environment to provide objective evidence that the Vicarious Surgical System can be used safely and effectively by end users for its intended uses, the device functions as expected and intended, and all risk mitigations implemented are safe and effective. In addition, we plan to conduct simulated bench-top testing on transparent anatomical models to evaluate, among other things, how the Vicarious Surgical System performs in “worst case” scenarios to verify and validate safe anatomical access, instrument/camera angulation and movement at the extremes of various surgical procedures with respect to patient anatomy and dimensions that cannot be readily controlled for when using live animal and human cadaver models.

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

We maintain a patent portfolio that includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications, which include claims directed towards our proprietary technology. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. As of February 9, 2026, we owned approximately twenty (20) issued U.S. utility patents, one (1) issues U.S. design patent and approximately thirty-one (31) issued utility patents in foreign jurisdictions, including one (1) in Canada, five (5) in China, eleven (11) in Japan, and thirteen (13) in European jurisdictions, and three (3) Hong Kong patents. We also had approximately 115 pending utility patent applications in the U.S. and foreign jurisdictions, including in Canada, China, Europe, Japan, and Hong Kong. These issued utility patents and pending utility patent applications (if they were to issue as patents) have expected expiration dates ranging between 2039 and 2045. Our patents and patent applications are directed to, among other things, our core technology. This includes the surgical robotic and camera system; sensing capabilities, controls and visualization interfaces; the surgical tools suite; and related technologies.

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

Research and Development

Our research and development programs are generally pursued by our engineering, scientific and technical personnel employed by us in our offices in Massachusetts on a full-time basis or as consultants, or through partnerships with industry leaders in manufacturing and design and with researchers in academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objectives of our research and development efforts are to continue to introduce incremental enhancements to the capabilities of the Vicarious Surgical System and to advance development.

For the fiscal years ended December 31, 2025 and 2024, we incurred research and development expenses of $33.6 million and $40.2 million, respectively.

Manufacturing

We have manufacturing capabilities within our headquarters in Waltham, Massachusetts. We currently rely and expect to expand on third parties for the manufacturing of certain products for preclinical and clinical testing, as well as for commercial manufacturing.

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

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance, authorization, or approval from the FDA through the premarket notification (510(k)) process, the De Novo classification process, or the premarket approval (“PMA”) process, unless they are determined to be exempt from premarket review by the FDA. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, in part, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls that include compliance with the applicable portions of the FDA’s Quality Management System Regulation (“QMSR”), as well as regulations requiring establishment registration and device listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling and promotional materials.

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

After a medical device receives 510(k) clearance, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) submission or could require a De Novo classification request or PMA application. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k), De Novo, or PMA in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, De Novo authorization, or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k), De Novo, or PMA application. The FDA may also require the manufacturer to cease its marketing activities for the modified device in the United States and/or recall the device until the appropriate marketing authorization for the modification is obtained.

If there is no adequate predicate to which a manufacturer can compare its proposed device, the proposed device is automatically classified as a Class III device. In such cases, a device manufacturer must then fulfill the more rigorous PMA requirements or can request a risk-based classification determination for its device in accordance with the De Novo classification process.

Devices that are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to a predicate device and for which safety and effectiveness cannot be assured solely by the general controls and special controls are placed in Class III. Such devices generally require FDA approval through the PMA process, unless the device is a novel or preamendments device not yet subject to a regulation requiring premarket approval. The PMA process is more demanding than the 510(k) process. For a PMA, the manufacturer must demonstrate through extensive data, including data from preclinical studies and one or more clinical trials, that there is a reasonable assurance that the device is safe and effective for its proposed indication. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA submission reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before granting a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QMSR.

The FDA may refer any PMA application, including applications for novel device candidates or device candidates that present difficult questions of safety or effectiveness, to an advisory committee for review. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

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

As with the 510(k) premarket notification process described above, any modification to a device authorized through the De Novo process that could significantly affect the safety or effectiveness of such device, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a new De Novo classification request or PMA application.

Predetermined Change Control Plans for Medical Devices

As part of the Consolidated Appropriations Act for 2023, Congress amended the FDCA to give FDA the authority to authorize certain potential, future changes to a medical device in a predetermined change control plan (“PCCP”) as part of a PMA application or 510(k) premarket notification for a medical device, including a device that incorporates artificial intelligence or machine learning technology. In practice, FDA will also allow for inclusion of a PCCP in a De Novo. A PCCP must describe the specific proposed modifications and provide sufficient information to demonstrate that the device will remain safe and effective for its intended use, and in the case of a 510(k) cleared device that the device will remain substantially equivalent to the predicate device, if the applicant implements the proposed modifications to the device as described in the PCCP. If FDA authorizes a PCCP for a device, any modification to the device within the authorized scope of the PCCP will not require the submission and authorization of a new PMA application, PMA supplement, or new 510(k) premarket notification. However, modifications to a previously authorized PCCP will generally require submission of a PMA supplement or new 510(k) premarket notification, depending on the original authorization pathway for the device, with the modified PCCP.

Medical Device Clinical Studies

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) and De Novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies us that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the FDA’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board (or IRB) for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;

●	compliance with the QMSR, which requires manufacturers to follow stringent design, testing, risk management, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities;

●	labeling regulations, which, among other things, prohibit the promotion of products for uncleared, unauthorized, or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;

●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and

●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

In addition, under the FDA medical device reporting (“MDR”) regulations, medical device manufacturers and importers are required to report to the FDA and/or the manufacturer information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer or importer. If the FDA disagrees with the manufacturer or importer’s determination, the FDA can take enforcement action.

The medical device reporting requirements also extend to health-care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any death caused or contributed to by a device to both the FDA and the device manufacturer, or any serious injury caused or contributed to by a device to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

The FDA also has the authority to require the recall of commercialized medical device products. The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated under the FDCA, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

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

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors.

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

In November 2019, the FDA granted Breakthrough Device designation to a prior prototype version of the Vicarious Surgical System for a proposed indication for use in ventral hernia repair procedures. We anticipate that after FDA authorization, the Vicarious Surgical System will be classified as a Class II medical device. We have held multiple pre-submission meetings with the FDA to align on our regulatory strategy and currently plan to pursue a De Novo classification request with the FDA for use in ventral hernia procedures as our initial indication.

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

Devices that may significantly improve the safety of currently available medical products that target a disease or condition, but the morbidities or mortalities associated with the disease or condition are less serious than those eligible for Breakthrough Device designation, may be eligible for the STeP Program. The goal of acceptance into the STeP Program is to provide opportunities to interact with FDA experts, as resources permit, through various program options to address design and development issues efficiently. In February 2024, we submitted a STeP Program application to the FDA, and the agency subsequently accepted Vicarious Surgical’s robotic system into the program.

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

Healthcare Reform

The FDA’s and other regulatory authorities’ policies may change and future legislative and regulatory proposals may prevent, limit or delay regulatory authorization of our product candidates or, more broadly, may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package entered stakeholder negotiations beginning in mid-2025, with any agreement expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for 510(k), De Novo classification and PMA submissions and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we otherwise may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Human Capital

As of March 9, 2026, we had 26 employees, 11 of whom were engaged directly in research, development, regulatory and clinical activities, 8 in manufacturing and quality assurance and 7 in marketing, sales, and administrative activities.

Facilities

Our principal executive offices are currently located at 78 Fourth Avenue, Waltham, Massachusetts 02451, consisting of approximately 42,000 square feet. On October 14, 2021, we entered into a lease amendment pursuant to which we agreed to lease additional space consisting of approximately 30,000 square feet located at 62 Fourth Avenue Waltham, MA 02451. On October 17, 2025, we entered into a second lease amendment which eliminates the second building at 62 Fourth Avenue commencing on December 23, 2025. The leased space at 78 Fourth Avenue will expire on March 31, 2032. We consider our current office space adequate for our current operations.

Legal Proceedings

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

NYSE Delisting Proceedings

On March 3, 2026, the NYSE notified us that it had determined to (A) immediately suspend trading in our Class A common stock due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. We will not appeal the delisting determination. The NYSE has indicated that it will apply to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25.

We received approval of our application to have the Class A common stock quoted on the OTCID market tier operated by OTC Markets. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.”

The OTCID is a significantly more limited market than the NYSE, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Class A common stock to trade their shares and could further depress the trading price of the Class A common stock. We can provide no assurance that the Class A common stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market.

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

Risks Related to Our Financial Condition and Capital Requirements

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred an accumulated deficit of $246.1 million. In addition, we have limited financial resources. As of December 31, 2025, we held cash and cash equivalents of $2.6 million and short-term investments of $7.2 million, which, due to a reduction in headcount effective March 6, 2026, we believe will provide funding for our operations through the second quarter of 2026. Accordingly, there is substantial doubt as to whether existing cash resources are sufficient to enable us to continue our operations for the next 12 months after the date financial statements are issued as a going concern. Our management is evaluating and pursuing multiple strategies to obtain the required funding for our operations. These strategies may include but are not limited to public offerings and private placements of equity and/or debt securities, licensing and/or collaboration arrangements and strategic alternatives with third parties, or other funding from the government or third parties. There can be no assurance that these funding efforts will be successful. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even liquidate our business interests, and investors may lose their investment.

Our suspension from the New York Stock Exchange in connection with its decision to commence delisting proceedings and our transition to OTCID market tier may adversely affect the liquidity and market price of our Class A common stock.

On March 3, 2026, the NYSE notified us that it had determined to (A) immediately suspend trading in our Class A common stock due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. We will not appeal the delisting determination. The NYSE has indicated that it will apply to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.”

The OTCID is a significantly more limited market than the NYSE, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Class A common stock to trade their shares and could further depress the trading price of the Class A common stock. We can provide no assurance that the Class A common stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market. The suspension and/or delisting of the Class A common stock from the NYSE could negatively impact us by:

●	reducing the liquidity and market price of the Class A common stock as a result of the loss of market efficiencies associated with the NYSE and the loss of federal preemption of state securities laws;

●	reducing the number of investors willing to hold or acquire the Class A common stock, which could negatively impact our ability to raise equity financing;

●	impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets;

●	impairing our ability to provide equity incentives to our employees;

●	result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and

●	result in limited news and analyst coverage.

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

Since inception, we have devoted substantially all of our financial resources to developing our surgical robot. We have financed our operations primarily through the issuance of equity securities. We have not generated revenue from the sale of the Vicarious Surgical System to date and have incurred significant losses. We incurred net losses of $50.2 million and $63.2 million for the years ended December 31, 2025 and 2024, respectively. The amount of our future net losses will depend, in part, on future sales and on-going development of the Vicarious Surgical System, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses for at least the next several years as we commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and seeks to develop and commercialize new surgical applications for the Vicarious Surgical System, such as gynecological, urological or other general surgical applications. We anticipate that our expenses will increase substantially if and as we:

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

Our ability to generate future revenue from the Vicarious Surgical System sales depends heavily on our success in many areas, including but not limited to:

●	launching and commercializing current and future uses for the Vicarious Surgical System, either directly or in conjunction with one or more collaborators or distributors;

●	obtaining and maintaining regulatory authorization and/or clearance with respect to each application for the Vicarious Surgical System and maintaining regulatory compliance throughout relevant jurisdictions;

●	maintaining clinical and economical value for end-users and customers in changing environments;

●	addressing any competing technological and market developments;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	establishing and maintaining distribution relationships with third parties that can provide adequate (in amount and quality) infrastructure to support market demand for the Vicarious Surgical System; and

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

Since inception, we have engaged in research and development activities. We have financed our operations primarily through the issuance of equity securities. Our accumulated deficit as of December 31, 2025 was $246.1 million. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability to accelerate the commercialization of the Vicarious Surgical System in line with the demand from new partnerships and our aggressive business strategy. We may be unable to achieve any or all of these goals.

We will need to raise additional funding to develop and commercialize the Vicarious Surgical System and to expand our research and development efforts. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product commercialization or development efforts or cease our operations.

Our operations have consumed substantial amounts of cash since inception. We expect to expend substantial additional amounts to commercialize the Vicarious Surgical System for use in ventral hernia repair procedures and to develop new surgical applications for the Vicarious Surgical System. We will require additional capital to develop and commercialize the Vicarious Surgical System for abdominal surgeries and to develop the Vicarious Surgical System for new surgical applications. As of December 31, 2025, we held cash and cash equivalents of $2.6 million and short-term investments of $7.2 million. Due to a reduction in headcount effective March 6, 2026, we estimate that our cash resources will be sufficient to fund operations and meet our obligations through the second quarter of 2026. We follow the guidance of ASC Topic 205-40, Presentation of Financial Statements-Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Based on our current cash forecast, we expect that our present capital resources will not be sufficient to fund our planned operations for that period of time, which raises substantial doubt as to our ability to continue as a going concern. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

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

We are a development stage medical device company with a limited operating history, and we currently do not have any products authorized for commercialization in any country or jurisdiction or any source of revenue. We have been engaged in research and product development since our inception in 2014 and have invested all of our time and resources in developing our technology and the Vicarious Surgical System, which we intend to commercialize initially for use in ventral hernia repair procedures, followed by subsequent indications. The future success of our business will depend on our ability to obtain regulatory authorization to market our Vicarious Surgical System, drive adoption, successfully introduce new surgical applications for the Vicarious Surgical System, establish our sales force and distribution network, and control costs, all of which we may be unable to do. We have a limited history of operations upon which you can evaluate our business and our operating expenses may increase significantly. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, the Vicarious Surgical System and our prospects.

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

We are highly dependent upon the continued contributions of our management team. The loss of their services could harm our business, and if we are unable to attract, recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Chief Executive Officer, Stephen From, our co-founder and President, Adam Sachs, our Chief Financial Officer, Sarah Romano, and our co-founder and Chief Technology Officer, Sammy Khalifa, as well as our management team and our research and development, manufacturing, sales and marketing personnel. Our future business and results of operations depend in significant part upon the continued contributions of Messrs. From, Sachs, and Khalifa, and Ms. Romano. If we were to lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled employees in addition to Messrs. From, Sachs, and Khalifa and Ms. Romano, this could adversely affect the development and implementation of our business plan and substantially harm our business. Competition for qualified personnel is intense.

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

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property, increased costs due to inefficient and poor work product, and subject us to export control restrictions which could impede or prevent us from working with partners internationally, which could harm our business, including our financial results, reputation and brand.

We have outsourced engineering work related to the design and development of software. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States. We have limited experience in the outsourcing of engineering and software development to third parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could incur significant additional costs as a result of inefficient or delayed engineering services or poor work product. If this were to occur, our business would be harmed, including our financial results, reputation and brand.

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

We intend to generate revenues from international sources as we expand our sales and marketing opportunities internationally. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;

●	required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;

●	trade relations among the United States and those foreign countries in which our future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries;

●	difficulties and costs of staffing and managing foreign operations;

●	difficulties protecting, procuring or enforcing intellectual property rights internationally;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;

●	laws and business practices that may favor local companies;

●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability and war or other military conflict, which could have a material adverse impact on our sales; and

●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers

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

We have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the applicable stock exchanges or quotation services. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, our management team will need to devote substantial time regarding operations as a public company and compliance with applicable laws and regulations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2025, and 2024. The material weaknesses we identified were as follows:

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

While we have taken steps to remediate the material weaknesses, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act. Further, while we remain a non-accelerated filer and smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by FINRA, the SEC or other regulatory authorities.

Our ability to use net operating losses to offset future income may be subject to certain limitations.

As of December 31, 2025, we had federal net operating loss carry forwards (“NOLs”) to offset future taxable income of approximately $209.9 million, of which approximately $2.8 million will expire at various dates from 2034 through 2037, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have not conducted a study to assess whether an ownership change has occurred, whether there have been multiple ownership changes since inception or whether there has been an ownership change as the result of the Business Combination due to the significant complexity and costs associated with such a study. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States could impact the tax treatment of future foreign earnings. In addition, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), into law, which includes a new corporate alternative minimum tax beginning in fiscal 2024 and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. We have assessed the provisions of the Inflation Reduction Act and concluded that the Act did not have a material impact on its consolidated financial statements for the year ended December 31, 2025.

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

We and the Vicarious Surgical System are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

●	design, development and manufacturing processes;

●	labeling, content and language of instructions for use and storage;

●	product testing, pre-clinical studies and clinical trials (if applicable);

●	regulatory authorization, including but not limited to pre-market clearance, authorization or approval;

●	establishment registration, device listing and ongoing compliance with the QMSR requirements;

●	advertising and promotion;

●	marketing, sales and distribution;

●	conformity assessment procedures;

●	product traceability and record-keeping procedures;

●	review of product complaints, complaint reporting, recalls and field safety corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	post-market studies (if applicable); and

●	product import and export.

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

Obtaining marketing authorization for a medical device through the 510(k) premarket notification process, the PMA process, or the De Novo classification process can be expensive and time-consuming, and entails significant user fees to the FDA, unless an exemption is available. The FDA’s review of premarket notifications for 510(k) clearance usually takes 90 to 270 days, and review of De Novo classification applications usually takes 120 to 330 days, but both review processes can last longer. In addition, after a device is cleared or authorized under a reclassification order, any modification that could significantly affect the device’s safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance, or possibly another De Novo authorization or a PMA, depending on the extent of the modification and the associated risks.

The De Novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA premarket review goals state that the agency will attempt to issue a decision within 150 days of receipt on of all De Novo classification requests received during the year. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the classification request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) notification or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo classification requests are subject to user fees, unless a specific exemption applies.

In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from 180 days to, in some cases, a year or more from the time the application is initially filed with the FDA. Modifications to devices that are approved through a PMA application generally require FDA approval of a supplemental PMA application. The Vicarious Surgical System and some of our future product candidates and technologies may require obtaining a PMA. In addition, the FDA may require that we obtain a PMA prior to marketing future changes of the Vicarious Surgical System. Further, we may not be able to obtain additional 510(k) clearances, De Novo authorizations, or PMAs for new product candidates and technologies or for modifications to, or additional indications for, the Vicarious Surgical System in a timely fashion or at all. Delays in obtaining future clearances, authorizations, or approvals could adversely affect our ability to introduce new or enhanced product candidates and technologies in a timely manner, which in turn could harm our revenue and future profitability.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application, 510(k) premarket notification or De Novo classification request, a company must, among other things, apply for and obtain institutional review board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (“IDE”) application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements; however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for the Vicarious Surgical System or future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support marketing authorization of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay marketing authorization resulting in significant financial costs and reduced revenue.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to post-market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA or other regulatory authorities, and these inspections may include the manufacturing facilities of our subcontractors.

If any of our product candidates receive marketing authorization in the United States, we, as well as our third-party manufacturers or suppliers that are regulated by the FDA, will also be subject to numerous post-marketing regulatory requirements, which include QSMR related to the manufacture of the Vicarious Surgical System, labeling regulations and MDR regulations. The last of these regulations requires us to report to the FDA if any of our commercial devices, when and if authorized for commercialization, causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. The failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, which may include any of the following sanctions:

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

The FDA may delay, limit or deny marketing authorization of a device for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for their intended uses;

●	the disagreement of the FDA with the design or implementation of our clinical trials or the interpretation of data from non- clinical studies or clinical trials;

●	serious and unexpected adverse device effects experienced by subjects enrolled in our clinical trials;

●	the data from our nonclinical studies and clinical trials may be insufficient to support marketing authorization or clearance, where required;

●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

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

If allowed to proceed with our clinical development programs, we may conduct clinical trials for certain of our product candidates at sites outside of the United States, and the U.S. regulatory agencies may not accept data from trials conducted in such locations.

The acceptance of data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions or may not be accepted at all, and other comparable non-U.S. regulatory authorities may have similar restrictions and conditions with respect to clinical trials conducted outside of their respective jurisdictions. In cases where data from clinical trials conducted wholly outside of the United States are intended to serve as the basis for marketing approval in the United States, the FDA will generally not accept such foreign trial data unless (i) the data are determined to be applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP or equivalent regulations; and (iii) the FDA is able to validate the data through an onsite inspection, if necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many comparable non-U.S. regulatory authorities have similar approval requirements.

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

We may rely on third parties to perform clinical trial planning, provide critical advice, conduct our clinical trials and facilitate obtaining regulatory approvals, authorizations, or clearances for our product candidates. Such third parties may not perform satisfactorily, including failing to meet deadlines for the completion of clinical trials.

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

The FDA may propose new guidance and/or regulations, or Congress may propose new legislation, to enhance and modernize the agency’s regulatory approach to device products and technologies, which may significantly affect product development costs, requirements, and other factors and additional uncertainty for our product candidates, technologies and business.

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

Future legislative and regulatory proposals may prevent, limit or delay regulatory authorization of our product candidates or, more broadly, may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package entered stakeholder negotiations in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the medical device user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for 510(k), De Novo classification and PMA submissions, as well as other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we otherwise may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

We and our contract manufacturers and our component suppliers are required to comply with the FDA Quality Management System Regulation (“QMSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, distribution and servicing of our devices. We are required to implement an adequate, compliant quality system at our manufacturing facilities and verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. If we obtain marketing authorization for any of our product candidates, we and our contract manufacturers and regulated component suppliers will be subject to periodic unannounced inspections by the FDA and other regulatory authorities to monitor and ensure compliance with post-market regulatory requirements. We cannot assure investors that the FDA or other regulatory authorities will not discover evidence of noncompliance at our facilities or the facilities of our third-party manufacturers or suppliers during a future quality system inspection.

Accordingly, assuming we receive marketing authorization for one or more product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. Failure of us or our third-party manufacturers and component suppliers to adhere to QMSR requirements or take adequate and timely corrective action in response to an adverse regulatory inspection finding could delay production of the Vicarious Surgical System and lead to fines, difficulties in obtaining regulatory authorizations, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations. Any such failure, including the failure of our contract manufacturers, to achieve and maintain the required high manufacturing standards could result in delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

Our current or future product candidates, products and technologies may be subject to product recalls even after receiving marketing authorization from the FDA. A recall of the Vicarious Surgical System, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our future products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of the Vicarious Surgical System and any accessory devices if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling or if new information is obtained concerning deficiencies in the safety or effectiveness of the Vicarious Surgical System. For example, under the FDA’s MDR regulations, if and when the Vicarious Surgical System receives marketing authorization, we are required to report to the FDA any incident in which the system may have caused or contributed to a death or serious injury or in which the Vicarious Surgical System malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated incidents of the same or similar adverse events or product malfunctions may result in a voluntary or mandatory product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of a discovery of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. It is possible that the FDA could disagree with our initial classification for a voluntary recall. The FDA requires that reports of device corrections or removals intended to reduce a risk to health posed by the device or remedy a violation of the FDCA caused by the device be submitted to the FDA within 10 working days after the correction or removal is initiated. If a change to a device addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

The ability of the FDA to review and approve, authorize, or clear new medical device products and technologies can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA can fluctuate as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new products and technologies to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress have in the past resulted in, and may in the future result in, shutdowns of the U.S. government, and in such cases, certain regulatory agencies, such as the FDA and the SEC, would have to furlough critical employees and stop critical activities. In addition, starting in January 2025, the U.S. government has reduced the number of federal employees, including at the FDA, which could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications.

If a prolonged government shutdown or slowdown occurs, or if reductions in force or global health concerns prevent the FDA or other regulatory authorities from conducting their regular premarket review, inspections, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and clear, authorize, or approve regulatory submissions, which could have a material adverse effect on our future business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our outstanding warrants include warrants to purchase shares of our Class A common stock issued in connection with D8’s initial public offering (“Public Warrants”) that were formerly listed on the NYSE and private placement warrants sold in a private placement to D8’s sponsor in connection with the closing of the initial public offering and in connection with the conversion of D8 working capital loans (the “Private Placement Warrants”). As of December 31, 2025, we had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding. Thirty (30) whole warrants are exercisable for one share of Class A common stock at an exercise price of $345.00 per share. The warrants became exercisable 30 days after the closing of our Business Combination, which occurred on September 17, 2021. In certain circumstances, the warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases. However, there is no guarantee that the warrants will remain in the money prior to their expiration, and as such, the warrants may expire worthless.

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

We are a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

We are subject to laws, regulations and rules enacted by national, regional and local governments and the principal exchange on which our securities are listed or quoted. In particular, we are required to comply with certain SEC, Delaware, stock exchange and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly.

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

Each share of Class A common stock initially entitles its holders to one vote on all matters presented to stockholders generally and each share of Class B common stock initially entitles its holders to twenty votes on all matters presented to stockholders generally. Accordingly, Messrs. Sachs, Khalifa and Greene, by virtue of their Class B common stock, hold approximately 67.2% of the voting power of our outstanding capital stock. Accordingly, those owners, if voting in the same manner, will be able to control the election and removal of the directors of our board of directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Charter and Bylaws and other significant corporate transactions of ours for so long as they retain significant ownership of Class B common stock. This concentration of ownership may delay or deter possible changes in control of us, which may adversely affect the market price of shares of our Class A common stock.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, internal audits, vulnerability assessments, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our Nominating and Corporate Governance Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our IT Department.

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

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our vendors who have access to employee data or our systems. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Our IT Department is part of our vendor selection process and we review the security policies, procedures, and certifications of all third-party service providers prior to engagement. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.

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

At least annually, our Nominating and Corporate Governance Committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our Nominating and Corporate Governance Committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our IT Department. Our Nominating and Corporate Governance Committee also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our IT Department and are overseen by our Nominating and Corporate Governance Committee of our Board of Directors. Our IT Department consists of over 30 years of work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our IT Department is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our IT Department reports to the Nominating and Corporate Governance Committee about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

ITEM 2. PROPERTIES.

We currently maintain all of our operations, including executive offices and manufacturing and laboratory space at 78 Fourth Avenue, Waltham, Massachusetts 02451. We lease office space under operating leases. On October 17, 2025, we entered into a lease amendment which eliminates the second space at 62 Fourth Avenue, commencing on December 23, 2025. We consider our current office space adequate for our current operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 3, 2026, the NYSE notified us that the NYSE had determined to (A) immediately suspend trading in our Class A common stock, where it had traded under the symbol “RBOT”, due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. We will not appeal the delisting determination. The NYSE has indicated that it will apply to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25.

We received approval of our application to have the Class A common stock quoted on the OTCID market tier operated by OTC Markets. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.”

Our Public Warrants were suspended from trading on the NYSE, where they had traded under the symbol “RBOT.WS”, on December 15, 2025 and were subsequently delisted due to an “abnormally low” trading price level pursuant to Section 802.01D of the NYSE Listed Company Manual. The suspension and delisting of our Public Warrants did not affect the listing of the Company’s Class A common stock

Holders

As of February 9, 2026, there were approximately 27 holders of record of our Class A common stock, three holders of record of our Class B common stock, one holder of record of the Public Warrants and two holders of record of the Private Placement Warrants.

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

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the twelve months ended December 31, 2025.

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

Overview

We are combining advanced miniaturized robotics, computer science, sensing and 3D visualization to build a new category of intelligent and affordable single-port surgical robots that virtually transport surgeons inside the patient to perform minimally invasive surgery. With our next-generation robotics technology, which is being designed with proprietary human-like motion, we are seeking to improve surgical precision, ergonomics, and procedural efficiency, with the goal of improving patient outcomes and the cost and efficacy of surgical procedures over time. Led by a visionary team of engineers from MIT, we intend to deliver the next generation in robotic surgery, designed to solve the shortcomings of both open surgery, as well as current manual and robot-assisted minimally invasive surgery.

We estimate that there are 45 million soft tissue abdominal and gynecological surgical procedures performed annually worldwide that could potentially be addressed with the Vicarious Surgical System, including use for ventral hernia, other types of hernia, hysterectomy, cholecystectomy (gall bladder) and certain other gastrointestinal procedures. We intend for use in ventral hernia procedures to be the first clinical application for the Vicarious Surgical System, of which there are estimated to be 3.9 million cases worldwide and 0.9 million in the U.S. annually. We then intend to seek FDA authorization to enable the expansion into the other applications addressable by the Vicarious Surgical System.

The dollar amounts set forth in this section are presented in thousands, except for per share amounts.

Financial Highlights

We incurred net losses of $50,182 and $63,223 for the years ended December 31, 2025 and 2024, respectively. The 2025 net loss is inclusive of a gain of $787 related to the change in valuation of our warrant obligations. The 2024 net loss is inclusive of a gain of $43 related to the change in valuation of our warrant obligations. Our loss from operations prior to the warrant gain and other income and expense items was $50,027 and $66,555 for the years ended December 31, 2025 and 2024, respectively, representing a period-over-period decrease in expenses of 25%, which was primarily due to decreases of $8,973 in personnel-related expenses and $6,394 in professional fees. The decrease in personnel-related expenses was due to a 23% decrease in average headcount, from an average of 127 people in 2024 to an average of 98 people in 2025, as well as a decrease in bonus expense of $2,676.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless and until we receive FDA authorization of our product candidate. The amount of revenue, if any, from initial sales of a new product is difficult to predict and, even if we successfully commercialize our product candidate upon approval and begin generating revenue, such revenues will initially only modestly reduce our continued net losses resulting from our research and development and marketing activities, which we expect to continue to increase even after market authorization is received.

Research and Development (“R&D”) Expenses

Research and development (“R&D”) expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. While R&D expenses may vary over time depending on the level and timing of our product development efforts, as well as our clinical development, clinical trial and other related activities, we currently expect such expenses to decrease in absolute dollars as we implement cost control measures and operational efficiencies.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to executive, finance and accounting, information technology and human resource functions. Other G&A expenses include travel expenses, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and allocated facilities-related expenses. We expect G&A expenses to decrease in absolute dollars as we continue to streamline operations and realize cost efficiencies.

Sales and Marketing Expenses

Sales and marketing (“S&M”) expenses consist primarily of compensation for personnel, including stock-based compensation, related to sales and marketing functions and physician education programs. Other S&M expenses include training, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees and allocated facilities-related expenses. We expect S&M expenses to continue to decrease in absolute dollars as we prioritize capital preservation and limit marketing activities until closer to commercialization.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Public Warrants and Private Placement Warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model while the Public Warrants are marked-to-market based on their historical price on the NYSE. As of December 17, 2025, the Public Warrants have been removed from the NYSE. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on our D&O insurance financing.

Results of Operations

The following table sets forth our historical operating results for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands, except for per share amounts)	2025	2024	Change	% Change

Operating expenses:
Research and development	$33,601	$40,155	$(6,554)	(16)%
Sales and marketing	2,171	4,525	(2,354)	(52)%
General and administrative	15,196	21,875	(6,679)	(31)%
Gain on lease modification, net	(941)	—	(941)	(100)%
Total operating expenses	50,027	66,555	(16,528)	(25)%
Loss from operations	(50,027)	(66,555)	(16,528)	(25)%
Other (expense) income, net:
Loss on disposal of leasehold improvements	(1,915)	—	(1,915)	(100)%
Change in fair value of warrant liabilities	787	43	744	1,730%
Interest and other income, net	973	3,289	(2,316)	(70)%
Total other (expense) income, net	(155)	3,332	(3,487)	(105)%
Net loss	$(50,182)	$(63,223)	$(13,041)	(21)%
Net loss per common share, basic and diluted	$(8.19)	$(10.74)	$(2.55)	(24)%

Other comprehensive (loss) gain:
Net unrealized (loss) gain on investments	(46)	40	(86)	(215)%
Other comprehensive (loss) gain	(46)	40	(86)	(215)%
Comprehensive loss	$(50,228)	$(63,183)	$(12,955)	(21)%

Comparison of the years ended December 31, 2025 and 2024

Research and Development Expenses. R&D expenses decreased $6,554, or 16%, to $33,601 during the year ended December 31, 2025, compared to $40,155 during the year ended December 31, 2024. This decrease was primarily due to decreases of $5,258 in contractor fees, $1,417 of personnel-related expenses, and $623 in depreciation expense; and was partially offset by increases of $531 in pre-clinical testing expense and $247 in materials and supplies. The decrease in personnel-related expenses was due primarily to a decrease in average headcount of 23%, consisting of an average of 79 R&D employees in 2025 compared to an average of 103 R&D employees in 2024.

Sales and Marketing Expenses. S&M expenses decreased $2,354, or 52%, from $4,525 in the year ended 2024 to $2,171 during the year ended December 31, 2025. This decrease was primarily due to decreases of $2,368 in personnel-related expenses. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 33%, consisting of an average of 6 employees in 2025 compared to an average of 9 employees in 2024.

General and Administrative Expenses. G&A expenses decreased $6,679, or 31%, to $15,196 during the year ended December 31, 2025, compared to $21,875 during the year ended December 31, 2024. This decrease was primarily due to decreases of $5,189 in personnel-related expenses, $1,101 in professional fees, and $365 in insurance expense. The decrease in personnel-related expenses was primarily due to a decrease in average headcount of 19%, consisting of an average of 13 employees in 2025 compared to an average of 16 employees in 2024.

Gain on lease modification, net. The gain on lease modification of $941 as of December 31, 2025, is related to the second amendment to our leased office space which eliminates the second building at 62 Fourth Avenue.

Other (expense) income, net. Other (expense) income decreased by $3,487 to net expense of $155 during the year ended December 31, 2025, compared to net income of $3,332 during the year ended December 31, 2024. The decrease was primarily due to a decrease in interest income from short-term investments of $2,318 and an increase of $1,948 in expense related to the disposal of leasehold improvements; partially offset by an increase in change in fair value of warrant liability of $744 resulting from the remeasurement of the Public Warrant and Private Placement Warrant liabilities between December 31, 2024, and the end of the reporting period, December 31, 2025.

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

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the years ended December 31, 2025 and 2024 was $45,076 and $49,956, respectively. As of December 31, 2025, we held cash and cash equivalents of $2,569, short-term investments of $7,223 and had an accumulated deficit of $246,117.

Excluding the non-cash impact of potential changes in the fair value of warrant liabilities, we expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in our product development and clinical pathway. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $9,792 as of December 31, 2025 will be sufficient to support our operations beyond the next twelve months from the date of issuance of these financial statements. Due to a reduction in headcount effective March 6, 2026, we currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations through the second quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the years ended December 31, 2025 and 2024. This Form S-3 expired on October 27, 2025.

On December 12, 2025, we filed a new universal shelf registration statement on Form S-3 (the “ new Form S-3”), which was declared effective by the SEC on December 22, 2025, on which we registered for sale up to $100 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $3 million of Class A common stock that we may issue and sell from time to time, through H.C. Wainwright and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with H.C. Wainwright and Company, LLC on December 12, 2025 for our “at-the-market” equity program. We did not sell any shares of our Class A common stock under our sales agreement with H.C. Wainwright and Company, LLC for the year ended December 31, 2025.

On October 7, 2025, we entered into a securities purchase agreement with an institutional investor pursuant to which we agreed to issue in a registered direct offering 588,300 shares of our Class A common stock and pre-funded warrants to purchase up to 561,700 shares of our Common Stock, as well as in a concurrent private placement, Series A common warrants to purchase an aggregate of 1,150,000 shares of our Common Stock and Series B common warrants to purchase an aggregate of 1,150,000 shares of our Common Stock, in each case with an exercise price of $5.10. The gross proceeds from the offering were $5.9 million and net proceeds of $5.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

On March 3, 2026, the NYSE notified us that the NYSE had determined to (A) immediately suspend trading in our Class A common stock due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. We will not appeal the delisting determination. The NYSE has indicated that it will apply to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.” The OTCID is a significantly more limited market than the NYSE, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Class A common stock to trade their shares and could further depress the trading price of the Class A common stock. We can provide no assurance that the Class A common stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market. The suspension and/or delisting of the Class A common stock from the NYSE could materially limited the number of investors willing to hold or acquire the Class A common stock, which could negatively impact our ability to raise equity financing; and negatively impact our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Cash

Our cash and cash equivalents and short-term investments balance as of December 31, 2025 was $2,569 and $7,223 respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the year ended December 31, 2025 and December 31, 2024

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(45,076)	$(49,956)
Net cash provided by investing activities	$32,147	$6,863
Net cash provided by financing activities	$5,761	$8

Cash flows used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $45,076, attributable to a net loss of $50,182 and a net decrease in our operating assets and liabilities of $4,905; partially offset by non-cash items of $10,011. Non-cash items consisted of $8,135 in stock-based compensation, a loss of $1,915 on the disposal of leasehold improvements, and $1,425 of depreciation; partially offset by a $787 gain from our warrant liabilities, a $489 net gain from our lease expense, and a change in accrued interest and net accretion of discounts on marketable securities of $188. The $4,905 net decrease in our operating assets and liabilities was primarily due to decreases of $6,520 in lease liabilities and $4,499 in accrued expenses and accounts payable; partially offset by decreases of $5,285 in our right-of-use assets and $809 in prepaid and other current assets.

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

Cash flows provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $32,147 consisting of $53,619 in proceeds from sales and maturities of available-for-sale investments; partially offset by $21,340 used for purchases of available-for-sale investments and $132 for fixed asset purchases.

Net cash provided by investing activities for the year ended December 31, 2024 was $6,863 consisting of $65,192 in proceeds from sales and maturities of available-for-sale investments and partially offset by $58,149 used for purchases of available-for-sale investments and $180 for fixed asset purchases.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $5,169 in net proceeds received from the issuance of common stock and pre-funded warrants in connection with our registered direct offering, $525 in net proceeds from our note payable related to financing our D&O insurance, and $67 that was received for stock option exercises.

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

Audited Consolidated Financial Statements of Vicarious Surgical, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2025, we dismissed Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm. The dismissal of Deloitte was approved by our audit committee (the “Audit Committee”) of the board of directors (the “Board”).

Deloitte’s audit report dated March 17, 2025 on our consolidated financial statements as of and for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than the explanatory paragraph regarding our ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023 and subsequent interim periods through the date of dismissal, there have been no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused them to make reference thereto in their report on the financial statements. Additionally, during the fiscal years ended December 31, 2024 and 2023 and subsequent interim periods through the date of dismissal, there have been no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of material weaknesses in our internal control over financial reporting which existed during the fiscal year ended December 31, 2024, as disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Commission on March 17, 2025 and during the fiscal quarter ended March 31, 2025, as disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the Commission on May 12, 2025. The material weaknesses related to lacking the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company, and the material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, improper controls related to information technology, ineffective risk assessment process and documentation and monitoring of control processes, accounting policies and procedures. This reportable event was discussed among the our management, the Audit Committee, and Deloitte.

Deloitte has been authorized by us to respond fully to the inquiries of Cherry Bekaert LLP (“Cherry Bekaert”), our successor independent registered public accounting firm as further described below, concerning this reportable event.

We provided Deloitte with a copy of the foregoing disclosure and requested that Deloitte furnish us with a letter addressed to the SEC stating whether it agrees with the statements set forth above. A copy of Deloitte’s letter, dated July 11, 2025, stating their agreement with the statements set forth in the second, third and fourth paragraphs of this section, is filed as an exhibit to this Annual Report on Form 10-K.

On July 7, 2025, in connection with our dismissal of Deloitte, the Audit Committee approved the engagement of Cherry Bekaert as its new independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2025.

During the two most recent fiscal years and in the subsequent interim period through July 7, 2025, we did not consult with Cherry Bekaert regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements, and no written reports or oral advice were provided to us by Cherry Bekaert that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of (a) a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or (b) a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2025, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses manifested themselves in ways that included the improper segregation of duties relating to review of the recording of journal entries and the reconciliation of key accounts and safeguarding of assets, as well as the analysis of accounting for certain transactions and accounts, improper controls related to information technology, ineffective risk assessment process and documentation and monitoring of control processes, accounting policies and procedures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non-Rule 10b5-1 trading arrangement during the fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Introduction

On September 17, 2021 (the “Closing Date”), D8 Holdings Corp., a Delaware corporation that was previously a Cayman Islands exempted company (“D8” and after the Business Combination described herein, the “Company”) that migrated to and domesticated (the “Domestication”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of April 15, 2021 (the “Business Combination Agreement”), by and among D8, Snowball Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Vicarious Surgical Inc., a Delaware corporation (“Legacy Vicarious”). Immediately upon the consummation of the Business Combination, the Domestication and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Vicarious, with Legacy Vicarious surviving the Business Combination as a wholly-owned subsidiary of D8 (the “Merger”). In connection with the Transactions, D8 changed its name to “Vicarious Surgical Inc.” and Legacy Vicarious changed its name to “Vicarious Surgical US Inc.” As a result of the Business Combination, the business of Legacy Vicarious became our business. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to Vicarious Surgical Inc. and its wholly-owned subsidiaries, including Legacy Vicarious.

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors as of December 31, 2025:

Name	Age	Position
Executive Officers:
Stephen From	62	Chief Executive Officer and Director
Adam Sachs	34	President and Director
Sammy Khalifa	35	Chief Technology Officer and Director
Sarah Romano	45	Chief Financial Officer and Treasurer

Non-Employee Directors:
Victoria Carr-Brendel	61	Director
David Ho	73	Director
Fuad Ahmad	56	Director
Joseph Doherty	60	Director

Executive Officers

Stephen From has served as our Chief Executive Officer and as a member of our board of directors since August 2025. Prior to joining the Company, Mr. From served as Chief Executive Officer of Aruna Bio from April 2022 through August 2025, guiding the company’s strategic direction and clinical advancement of its proprietary neural exosome platform. From October 2005 through February 2021, Mr. From served as President and Chief Executive Officer, and from February 2021 through January 2022 served as Executive Chairman, of Kiora Pharmaceuticals, Inc., formerly known as EyeGate Pharmaceuticals, Inc., leading the company through its initial public offering and multiple acquisitions and licensing transactions in the ophthalmic therapeutics space. Prior to EyeGate, Mr. From served as the Chief Financial Officer of Centelion SAS, then a biotech subsidiary of Sanofi-Aventis, and spent several years in investment banking, focusing on the life sciences sector at Bank of America Securities and Robertson Stephens. Mr. From holds a Bachelor of Science from the University of Western Ontario and earned his accounting designation from Wilfrid Laurier University. Mr. From’s qualifications to serve on our board of directors include his previous experience leading public life science companies and his extensive finance experience.

Adam Sachs has served as our President and as a member of our board of directors since August 2025. Prior to this, Mr. Sachs served as our Chief Executive Officer and as a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ Chief Executive Officer and a member of Legacy Vicarious’ board of directors, or the Legacy Vicarious Board, since 2014. Mr. Sachs received his B.S. in Engineering from the Massachusetts Institute of Technology in 2014. Prior to founding Legacy Vicarious in 2014, from June 2012 to January 2013, Mr. Sachs worked in Manufacturing Design at Apple, Inc. Mr. Sachs’ qualifications to serve on our board of directors include his previous board experience serving on the Legacy Vicarious Board, his deep experience founding, managing and directing all aspects of Legacy Vicarious operations for over eight years and his extensive experience in robotics, engineering, manufacturing and product development.

Sammy Khalifa has served as our Chief Technology Officer and as a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as Legacy Vicarious’ Chief Technology Officer since 2015 and as a member of the Legacy Vicarious Board since 2018. Prior to working full time at Legacy Vicarious, Mr. Khalifa worked at Apple, Inc. as a Product Design Engineer from December 2013 to May 2015. Prior to that, Mr. Khalifa worked as a Biomedical Design Engineer at Hemedex, Inc. Mr. Khalifa received his B.S. in Mechanical Engineering from the Massachusetts Institute of Technology in 2012. Mr. Khalifa’s qualifications to serve on our board of directors include his previous board experience serving on the Legacy Vicarious Board as well as his extensive experience in robotics, product development and engineering.

Sarah Romano has served as our Chief Financial Officer and Treasurer since April 2025. Prior to joining the Company, Ms. Romano served as the Chief Financial Officer of Entero Therapeutics, Inc. (Nasdaq: ENTO) (formerly First Wave BioPharma), a clinical-stage biopharmaceutical company specializing in the development of targeted, orally delivered therapies for gastrointestinal diseases, from March 2022 to March 2025. She previously served as Chief Financial Officer of Kiora Pharmaceuticals, Inc. (Nasdaq: KPRX) (formerly EyeGate Pharmaceuticals, Inc.), a clinical-stage specialty pharmaceutical company developing products for treating ophthalmic diseases, from February 2017 through February 2022, and as its Corporate Controller from August 2016 to January 2017. Before that, Ms. Romano served as Assistant Controller at TechTarget, Inc. from June 2015 through August 2016. Ms. Romano holds a Bachelor of Arts in Accounting from College of the Holy Cross and a Master of Accounting from Boston College.

Non-Employee Directors

Victoria Carr-Brendel has served as a member of our board of directors since January 2023. Dr. Carr-Brendel served as Group Vice Present of Cochlear Implants at Sonova Group from 2019 through June 2024. Prior to that, she served as Chief Executive Officer of JenaValve Technology, Inc., a medical device company focused on developing minimally invasive transcatheter aortic valve repair systems to treat patients suffering from severe aortic valve disease. From 2004 through 2015, Dr. Carr-Brendel held various roles at Boston Scientific, with her last position overseeing the acquisition of Bayer’s interventional radiology division in 2014. She started her career as a scientist in R&D, amassing over forty patents and taking on increasingly larger business and management roles. She holds a B.A. in biology from Monmouth College, an M.S. in microbiology from Iowa State University, and a Ph.D. in microbiology and immunology from the University of Illinois at Chicago. Dr. Carr-Brendel’s qualifications to serve on our board include over thirty years of medical device development leadership and proven expertise in R&D oversight, new product development, business development, commercial execution, and intellectual property portfolio management.

David Ho has served as a member of our board of directors since the Closing of the Business Combination in September 2021, and had served as a member of D8’s board of directors since April 2021. Dr. Ho has been employed by Columbia University since January 2020. Dr. Ho is the Founding Scientific Director of the Aaron Diamond AIDS Research Center, where he previously served as the CEO, a director and professor at the ADARC from 1990 to December 2019. Dr. Ho is the Clyde and Helen Wu Professor of Medicine at Columbia University Irving Medical Center. Dr. Ho serves as a member of the Trustees of Caltech, and was previously a board member of the MIT Corporation for 12 years and Harvard Board of Overseers for 6 years. Dr. Ho has been at the forefront of AIDS research for 40 years, publishing over 450 papers. Dr. Ho’s studies unraveled the nature of HIV replication in vivo and revolutionized society’s basic understanding of the AIDS disease. This knowledge led Dr. Ho to champion combination antiretroviral therapy that resulted in unprecedented control of HIV in patients. Dr. Ho’s research team is now devoting considerable efforts on vaccine and antibody research in order to halt or slow the spread of the AIDS epidemic. Recently, Dr. Ho has been devoting a considerable effort to develop novel strategies to diagnose, treat and prevent Covid-19 infection. Dr. Ho received his degrees from California Institute of Technology and Harvard Medical School (Harvard-MIT Health Science and Technology program). Dr. Ho’s qualifications to serve on our board of directors include his previous board experience serving as a member of D8’s board of directors and his extensive research experience and medical background.

Fuad Ahmad has served as a member of our board of directors since June 2025. Mr. Ahmad has been a partner at FLG Partners, a CEO and CFO consulting practice and board advisory services firm, since 2013. From November 2020 to March 2025, he served as CFO of Iridex Corporation (NASDAQ: IRIX), a medical device company. Prior to that, Mr. Ahmad served as CFO at each of Mitek Systems (NASDAQ: MITK), Vaxart, Inc. (NASDAQ: VXRT), Cutera, Inc. and Telenav, Inc. Prior to joining FLG Partners, he served as CFO of Sezmi Corporation, a Morgenthaler Ventures-backed cloud-based software platform. Prior to his service with Sezmi Corporation, Mr. Ahmad served as Senior Vice President and CFO of Globalstar Inc. (NASDAQ: GSAT), a public company that builds and operates low-earth orbit satellite-based digital telecommunications systems. In this role, Mr. Ahmad was involved in the initial fundraising activities related to building and launching Globalstar’s satellite telecommunications system, including its IPO and various public market and private financing initiatives totaling more than $1.5 billion. Mr. Ahmad graduated from Brigham Young University with a Bachelor of Science in Finance. Mr. Ahmad’s qualifications to serve on our board of directors include his prior executive officer experience at both private and public companies and his experience with building accounting and finance organizations as well as his experience with capital raising activities.

Joseph Doherty has served as a member of our board of directors since June 2025. Since January 2025, Mr. Doherty has served as CEO of the Worcester City Campus Corporation, a not-for-profit corporation whose base corporate purpose is to foster, promote and support the University of Massachusetts. Since 2020, Mr. Doherty has served as a teacher at Saint John’s High School, and since March 2022, Mr. Doherty has also served as a member of the board of directors of Immertec, a software company that creates immersive and interactive experiences for training in healthcare. From 2021 to 2025, he served as the Director for the BOLT initiative at the Massachusetts Biomedical Initiative (MBI), a nonprofit life science startup incubator. From January 2019 to August 2020, he served as the President of Scapa Healthcare, and from January 2019 to May 2020, he was a member of the board of directors of Scapa Group, a publicly traded company on AIM, a market of the London Stock Exchange plc. There, he oversaw a B2B business focused on developing and manufacturing medical devices and consumer wellness products for global market leaders. From 2015 to 2019, Mr. Doherty served in roles of increasing responsibility, including as President, of Olympus Surgical Technologies America, a medical device subsidiary of Olympus Corporation of the Americas. He also spent over 24 years with Johnson & Johnson (NYSE: JNJ) and held various roles with increasing responsibilities, ultimately serving as the Vice President of Integration and Transformation. Mr. Doherty received a Bachelor of Science in Engineering from the United States Military Academy at West Point and a Master of Business Administration from Nichols College. Mr. Doherty’s qualifications to serve on our board of directors include his extensive board and executive experience at public and private companies and his experience in the medical device field.

There are no family relationships, as such term is defined in Item 401(d) of Regulation S-K, between or among any of our directors or executive officers.

Audit Committee

Our audit committee consists of Mr. Ahmad, who serves as the chairperson, Mr. Doherty and Dr. Carr-Brendel. Beverly Huss served as a member of the audit committee through December 1, 2025, at which point Mr. Doherty was appointed to the committee, and Ric Fulop served as a member of the audit committee through June 27, 2025, at which point Mr. Ahmad was appointed to the committee. Our audit committee met four times during the fiscal year ended December 31, 2025. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Our board of directors has determined that Mr. Ahmad qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE.

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

Our board of directors has adopted a written charter for the audit committee, which is available on our website at https://www.vicarioussurgical.com under Investors - Governance - Governance Documents.

Insider Trading Policy

We have an insider trading policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers, employees and consultants and certain other covered persons. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling, or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees (including executives and directors) from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities, including any of the following activities: (1) “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) of our securities; and (2) transactions in our securities involving straddles, collars or other similar risk reduction or hedging devices. The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our policy administrator of all transactions by executive officers, directors, employees and certain other covered persons, as well as members of their households. Although we have not adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, the board of directors, or one or more of its committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the board of directors or committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards.

Code of Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.vicarioussurgical.com under Investors - Governance - Governance Documents. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

Our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Delinquent Section 16(a) Reports

Our records reflect that all reports which were required to be filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. EXECUTIVE COMPENSATION.

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

As of December 31, 2025, our named executive officers, which we refer to as named executive officers (“NEOs”), were:

●	Stephen From, Chief Executive Officer,

●	Adam Sachs, President,

●	Sammy Khalifa, Chief Technology Officer, and

●	Randy Clark, Former President

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

Summary Compensation Table

The following table shows the total compensation paid or accrued to our named executive officers during the last two fiscal years ended December 31, 2024 and December 31, 2025.

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Stephen From	2025	201,370	—	2,170,910	6,154	2,378,433
Chief Executive Officer	2024	—	—	—	—	—
Adam Sachs	2025	541,620	—	239,779	12,506	793,905
President	2024	541,620	284,351	214,848	10,765	1,051,584
Sammy Khalifa	2025	424,800	—	155,150	12,392	592,341
Chief Technology Officer	2024	424,800	148,680	221,636	8,496	803,612
Randy Clark	2025	157,534	—	—	13,500	171,034
Former President (3)	2024	458,333	154,808	452,428	13,012	1,078,581

(1)	The amounts represent the aggregate grant date fair value for option awards, computed in accordance with ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 11 “Stockholders’ Equity and Stock-Based Compensation” in our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	The amounts represent 401(k) matching contributions by us for the periods presented.
(3)	Mr. Clark resigned from his position as President of the Company effective April 25, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2025.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Stephen From
Chief Executive Officer	8/07/2025	—	297,600		$8.92	8/06/2035

Adam Sachs,	11/23/2021	12,993	—	(1)	$373.50	11/22/2031	—		—
President	6/17/2024	4,860	8,086	(2)	$6.86	6/16/2034
	6/17/2024	—	12,946	(3)	$6.86	6/16/2034
	6/27/2025	4,836	33,839	(4)	$7.61	6/26/2035
	5/19/2022	—	—		—	—	4,754	(5)	$10,316
	6/02/2023	—	—		—	—	8,088	(6)	$17,550

Randy Clark,	6/17/2024	3,009	—	(7)	$6.86	3/1/2026	—		—
Former President	2/13/2024	14,592	—	(8)	$12.00	3/1/2026

Sammy Khalifa,	11/23/2021	10,395	—	(9)	$373.50	11/22/2031	—		—
Chief Technology Officer	6/17/2024	5,015	8,340	(10)	$6.86	6/16/2034
	6/17/2024	—	13,355	(11)	$6.86	6/16/2034
	6/27/2025	3,132	21,893	(12)	$7.61	6/26/2025
	5/19/2022	—	—		—	—	3,804	(13)	$8,254
	6/02/2023	—	—		—	—	4,170	(14)	$9,048

(1)	Represents an option to purchase 12,993 shares of Class A Common Stock granted on November 23, 2021. The shares underlying this option vested, subject to continued service, equal monthly installments over a 48-month period.
(2)	Represents an option to purchase 12,946 shares of Class A Common Stock granted on June 17, 2024. The shares underlying this option vest subject to continued service a in equal monthly installments over a 48-month period.
(3)	Represents a performance based option to purchase 12,946 shares of Class A Common Stock granted on June 17, 2024. The performance based option vests subject to completion of the relevant performance criteria.
(4)	Represents an option to purchase 38,675 shares of Class A Common Stock granted on June 27, 2025. The shares underlying this option vest subject to continued service in equal monthly installments over a 48-month period.
(5)	Represents 38,042 RSUs granted on May 19, 2022. The RSUs vest, subject to continued service, in equal quarterly installments over a four-year period beginning on May 19, 2022.
(6)	Represents 21,576 RSUs granted on June 2, 2023. The RSUs vest, subject to continued service, in equal quarterly installments over a four-year period beginning on June 2, 2023.
(7)	Represents an option to purchase 8,490 shares of Class A Common Stock granted on June 17, 2024. The shares underlying this option vest subject to continued service as follows: 177 shares vested on July 17, 2024, with the remainder vesting in equal monthly installments over the following 48-month period
(8)	Represents an option to purchase 33,334 shares of Class A Common Stock granted on February 13, 2024. The shares underlying this option vest subject to continued service as follows: 8,337 shares vest on February 13, 2025 with the remainder vesting in equal monthly installments over the following 48-month period
(9)	Represents an option to purchase 10,395 shares of Class A Common Stock granted on November 23, 2021. The shares underlying this option vested, subject to continued service, a in equal monthly installments over ta 48-month period.
(10)	Represents an option to purchase 13,355 shares of Class A Common Stock granted on June 17, 2024. The shares underlying this option vest, subject to continued service, in equal monthly installments over a 48-month period.
(11)	Represents a performance based option to purchase 13,355 shares of Class A Common Stock granted on June 17, 2024. The performance based option vests subject to completion of the relevant performance criteria.
(12)	Represents an option to purchase 25,025 shares of Class A Common Stock granted on June 27, 2025. The shares underlying this option vest subject to continued service in equal monthly installments over a 48-month period
(13)	Represents 30,434 RSUs granted on May 19, 2022. The RSUs vest, subject to continued service, in equal quarterly installments over a four-year period beginning on May 19, 2022.
(14)	Represents 11,129 RSUs granted on June 2, 2023. The RSUs vest, subject to continued service, in equal quarterly installments over a four-year period beginning on June 2, 2023.

Employment Arrangements

In July 2021, Legacy Vicarious entered into employment agreements with our executive officers, including Mr. Sachs and Mr. Khalifa, which was assumed by us effective as of the Closing of the Business Combination.

Stephen From

We entered into an employment agreement with Mr. From on July 30, 2025, pursuant to which Mr. From serves as our Chief Executive Officer. Under the employment agreement, Mr. From receives an initial annual base salary of $500,000 and is eligible to receive an annual performance bonus of up to 50% of Mr. From’s annual base salary. The actual amount of any such bonus is determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. From is also eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. From.

We also granted Mr. From a non-qualified stock option intended to qualify as an “inducement” grant for the purchase of an aggregate of 297,600 shares of our common stock. In the event that Mr. From is terminated without cause, he is entitled to receive a severance payment equal to one year of his then in-effect base salary.

On February 2, 2026, we entered into an amendment to Mr. From’s employment agreement. Pursuant to the amendment, in the event that Mr. From is terminated without cause or resigns from his position for good reason, he will be entitled to receive a severance payment equal to one year of his then in-effect base salary plus the pro-rata portion of his target bonus, as well as an amount equal to COBRA premiums for 12 months. In the event that Mr. From is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he will be entitled to receive a severance payment equal to two times the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as an amount equal to COBRA premiums for 24 months. In addition, his outstanding equity awards with time-based vesting will vest in full. Payment of any such severance amounts would be conditioned upon Mr. From’s execution and non-revocation of a separation agreement in a form acceptable to us, which would include a customary release and certain restrictive covenants.

Mr. From is also subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Adam Sachs

Mr. Sachs serves as our President effective August 2025 and reports directly to our Chief Executive Officer. Legacy Vicarious entered into an employment agreement with Mr. Sachs on July 13, 2021, pursuant to which Mr. Sachs served as our Chief Executive Officer until August 2025 and reported directly to our board of directors or our board of directors’ designee. Mr. Sachs’s service pursuant to the employment agreement will continue until terminated in accordance with its terms.

Under the employment agreement, Mr. Sachs receives an initial annual base salary of approximately $531,234, which is subject to increase at the discretion of our board of directors or a subcommittee thereof, and is eligible to receive an annual performance bonus targeted at 75% of Mr. Sachs’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. Sachs is also eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. Sachs.

Effective March 9, 2026, Mr. Sachs voluntarily agreed to reduce his salary to $270,810 for an indefinite period of time.

Pursuant to the terms of the 2021 Equity Incentive Plan, and subject to the approval of our board of directors or a subcommittee thereof, in May of each calendar year that Mr. Sachs remains employed by us, Mr. Sachs is eligible to receive an annual equity award. Provided that Mr. Sachs remains employed by us on the vesting date (except as otherwise provided in such agreement or the 2021 Equity Incentive Plan), the RSUs subject to an annual equity award vest in 16 equal quarterly installments.

In the event that Mr. Sachs is terminated without cause or resigns from his position for good reason, he is entitled to receive a severance payment equal to one year of his then in-effect base salary plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In the event that Mr. Sachs is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he is entitled to receive a severance payment equal to two times the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 24 months. In addition, his outstanding equity awards with time-based vesting will vest in full.

We reimburse Mr. Sachs for all ordinary and reasonable out-of-pocket business expenses incurred by Mr. Sachs in furtherance of our business in accordance with our policies with respect thereto as in effect from time to time. Mr. Sachs is also subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Randy Clark

We entered into an offer letter with Mr. Clark on January 18, 2024, pursuant to which Mr. Clark served as our President. Under the employment agreement, Mr. Clark received an initial annual base salary of $500,000 and was eligible to receive an annual performance bonus of up to 50% of Mr. Clark’s annual base salary. The actual amount of any such bonus was determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the offer letter, Mr. Clark was also eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. Clark.

We also granted Mr. Clark an incentive stock option for the purchase of an aggregate of 33,334 shares of our common stock. In the event that Mr. Clark was terminated without cause, he was entitled to receive a severance payment equal to one year of his then in-effect base salary, as well as payment of an amount equal to COBRA premiums for six months.

Mr. Clark is also subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Mr. Clark resigned as President of our Company, effective as of April 25, 2025.

Sammy Khalifa

Legacy Vicarious entered into an employment agreement with Mr. Khalifa on July 13, 2021, pursuant to which Mr. Khalifa serves as our Chief Technology Officer and reports directly to our Chief Executive Officer. Mr. Khalifa’s service pursuant to the employment agreement will continue until terminated in accordance with its terms.

Under the employment agreement, Mr. Khalifa receives an initial annual base salary of approximately $425,000, which is subject to increase at the discretion of our board of directors or a subcommittee thereof, and is eligible to receive an annual performance bonus targeted at 75% of Mr. Khalifa’s then-current annual base salary. The actual amount of any such bonus will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our board of directors or a subcommittee thereof. Pursuant to the employment agreement, Mr. Khalifa is also eligible to participate in customary welfare and fringe benefit plans, provided by us to our employees at the same level as Mr. Khalifa.

Effective March 9, 2026, Mr. Khalifa voluntarily agreed to reduce his salary to $318,600 for an indefinite period of time.

Pursuant to the terms of the 2021 Equity Incentive Plan, and subject to the approval of our board of directors or a subcommittee thereof, in May of each calendar year that Mr. Khalifa remains employed by us, Mr. Khalifa is eligible to receive an annual equity award.

In the event that Mr. Khalifa is terminated without cause or resigns from his position for good reason, he is entitled to receive a severance payment equal to 75% of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 9 months. In the event that Mr. Khalifa is terminated without cause or resigns from his position for good reason within three months prior to or 12 months following a change in control, he is entitled to receive a severance payment equal to the sum of his then in-effect base salary for 12 months plus the pro-rata portion of his target bonus, as well as any earned but unpaid annual bonus and payment of an amount equal to COBRA premiums for 12 months. In addition, his outstanding equity awards with time-based vesting will vest in full.

We reimburse Mr. Khalifa for all ordinary and reasonable out-of-pocket business expenses incurred by Mr. Khalifa in furtherance of our business in accordance with our policies with respect thereto as in effect from time to time. Mr. Khalifa is also subject to our Non-Competition, Non-Solicitation, Non-Disclosure, and Intellectual Property Agreement, which includes a one year post-employment covenant not to compete with us subject to certain limitations, a one year post-employment covenant not to solicit, interfere with or service our customers, clients, vendors or partners or prospective customers, clients, vendors or partners to or for a competing business, and a one year post-employment covenant not to solicit or hire our employees or contractors.

Employee Benefits

Our NEOs participate in employee benefit programs available to our employees generally, including a tax-qualified 401(k) plan. We do not maintain any executive-specific benefit or perquisite programs.

Equity Grant Timing Practices

Although we have not adopted a formal policy pertaining to the timing of stock option grants, it is our practice not to time the grant of equity awards, including stock options, in relation to the release of material non-public information that are likely to result in changes to the price of our common stock. Similarly, we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During the fiscal year ended December 31, 2025, we did not grant any stock options within four business days before or one business day after the filing of a 10-Q or 10-K, or the filing or furnishing of an 8-K that disclosed material nonpublic information.

Clawback Policy

We have adopted a clawback policy (the “Clawback Policy”) in accordance with the listing standards and rules of the NYSE, that requires the Board to recoup excess compensation paid to our executive officers as a result of a financial statement restatement, regardless of any misconduct, fault or illegal activity on the part of the executive officer. The Clawback Policy applies in the case of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under federal securities laws. The Clawback Policy applies to all incentive-based compensation, which is any compensation received by our executive officers that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure that is determined and presented in accordance with the accounting principles used in preparing our financial statements and any measures derived wholly or in part from such measures, as well as non-GAAP measures, stock price, and total shareholder return.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors:

Name	Fees Earned or Paid in Cash ($)(1)	Options Awards ($)(2)	Total ($)
Joseph Doherty	38,612	48,342	86,954
Fuad Ahmad	29,926	48,342	78,268
Victoria Carr-Brendel	56,733	32,226	88,959
Randy Clark(3)	26,130	48,342	74,472
Ric Fulop(4)	25,055	—	25,055
David Ho	54,288	32,226	86,514
Beverly Huss(5)	53,449	32,226	85,675
Donald Tang(6)	30,336	32,226	62,562

(1)	The amounts represent fees earned during 2025 under our Non-Employee Director Compensation Policy.
(2)	The amounts represent the aggregate grant date fair value for option awards, computed in accordance with ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 11 “Stockholders’ Equity and Stock-Based Compensation” in our consolidated financial statements.
(3)	Mr. Clark resigned from his position as President of the Company effective April 25, 2025 and as director effective December 1, 2025.
(4)	Mr. Fulop’s service on the Board ended at the annual meeting of stockholders held on June 26, 2025.
(5)	Ms. Huss resigned from her position effective December 1, 2025.
(6)	Mr. Tang resigned from his position effective September 11, 2025.

Non-Employee Director Compensation Policy

We have a non-employee director compensation policy, which was adopted in September 2021 and amended in May 2022, June 2023 and June 2025. Pursuant to the policy, non-employee directors receive annual retainers as follows:

Position	Retainer
Chairperson of the Board	$35,000
Member of the Board	$40,000
Chairperson of the Audit Committee	$18,000
Member of the Audit Committee	$6,300
Chairperson of the Compensation Committee	$14,250
Member of the Compensation Committee	$5,500
Chairperson of the Nominating and Corporate Governance Committee	$10,000
Member of the Nominating and Corporate Governance Committee	$4,650
Chairperson of the Product and Technology Committee	$14,250
Member of the Product and Technology Committee	$5,500

These fees are payable in arrears in quarterly installments no later than the fifteenth day following the end of each calendar quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors may elect to receive a restricted stock unit award with a grant date fair value of the retainer amounts in lieu of receiving cash in such amounts. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of our board of directors and any committee of the board on which they serve and in connection with other business related to the board of directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to our board of directors a number of restricted stock units or stock options (each restricted stock unit relating to one share of Class A Common Stock) having an aggregate grant date fair market value equal to $301,800 (or such lesser amount as determined by the Compensation Committee in its discretion), determined by dividing (A) $301,800 by (B) the Black Scholes value of Class A Common Stock on the NYSE on the date of the grant (rounded down to the nearest whole share), on the date that the non-employee director is first appointed or elected to our board of directors. Each of these grants shall vest in equal monthly installments over 36 months from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Furthermore, each non-employee director, who has been serving on our board of directors for six months as of the date of any annual meetings of stockholders, shall automatically receive a restricted stock unit award or stock option having an aggregate grant date fair value of $145,000 (or such lesser amount as determined by the Compensation Committee in its discretion), each year on the date of our annual meeting of stockholders. Each non-employee director who has been serving on our board of directors for less than six months as of the date of any annual meetings of stockholders, shall automatically receive a restricted stock unit award or stock option prorated for the portion of the year served on our board of directors. Each of these restricted stock unit awards or stock options shall vest at the earlier of one day prior to the date of the next annual meeting or the 12 month anniversary of the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2025.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	781,790	(1)	$38.16	(2)	416,441	(3)
Equity compensation plans not approved by security holders	297,600	(4)	8.92		—
Total	1,079,390		$29.92		416,441

(1)	Consists of shares of Class A Common Stock to be issued upon exercise of outstanding options and RSUs under the Vicarious Surgical Inc. 2021 Equity Incentive Plan.
(2)	Consists of the weighted-average exercise price of the 758,149 stock options outstanding on December 31, 2025.
(3)	Consists of shares that remained available for future issuance under the Vicarious Surgical Inc. 2021 Equity Incentive Plan as of December 31, 2025.
(4)	Consists of a non-qualified stock option intended to qualify as an “inducement” grant under Rule 303A.08 of the NYSE Listed Company Manual which was granted in August 2025 upon the appointment by the Board of the Chief Executive Officer.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2025 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

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

The beneficial ownership of our common stock is based on 6,463,351 shares of our Class A Common Stock and 653,990 shares of our Class B common stock issued and outstanding as of December 31, 2025.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following individuals or entities is c/o Vicarious Surgical, Inc. 78 Fourth Avenue, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock	%	Number of shares of Class B Common stock	%	% of Total Voting Power**
Directors and Executive Officers:
Stephen From	—	*	—	—	*
Adam Sachs(1)	62,261	*	374,635	57.3%	38.7%
Sammy Khalifa(2)	47,693	*	150,508	23.0%	15.7%
Sarah Romano	—	*	—	—	*
Victoria Carr-Brendel(3)	8,292	*	—	—	*
David Ho(4)	12,455	*	—	—	*
Fuad Ahmad	—	—	—	—	—
Joseph Doherty	—	—	—	—	—
All Current Directors and Executive Officers as a Group (8 Individuals)	130,701	2.0%	525,143	80.3%	54.4%

Other Five Percent Holders:
Khosla Ventures, LLC(5)	965,204	14.9%	—	—	4.9%
Innovation Endeavors III LP(6)	459,004	7.1%	—	—	2.3%
Gates Frontier, LLC(7)	603,201	9.3%	—	—	3.1%
Barry Greene, MD(8)	6,946	*	128,847	19.7%	13.2%

*	Indicates beneficial ownership of less than 1%.

**	Percentage of total voting power represents voting power with respect to all shares of our Class A Common Stock and our Class B Common Stock as a single class. Each share of our Class B Common Stock is entitled to 20 votes per share and each share of our Class A Common Stock is entitled to 1 vote per share.

(1)	Consists of (i) 35,043 shares directly owned by Mr. Sachs, (ii) options to purchase 24,841 shares of our Class A Common Stock exercisable within 60 days of December 31, 2025 held by Mr. Sachs, (iii) 2,377 shares of our Class A Common Stock issuable upon vesting of RSUs within 60 days of December 31, 2025 held by Mr. Sachs, and (iv) 374,635 shares of our Class B Common Stock held by Mr. Sachs.
(2)	Consists of (i) 25,649 shares owned directly by Mr. Khalifa, (ii) options to purchase 20,142 shares of our Class A Common Stock exercisable within 60 days of December 31, 2025 held by Mr. Khalifa, (iii) 1,902 shares of our Class A Common Stock issuable upon vesting of RSUs within 60 days of December 31, 2025 held by Mr. Khalifa, and (iv) 150,508 shares of our Class B Common Stock held by Mr. Khalifa.
(3)	Consists of (i) 8,192 shares owned directly and (ii) 100 shares of our Class A Common Stock issuable upon vesting of RSUs within 60 days of December 31, 2025 held by Dr. Carr-Brendel.
(4)	Consists of 12,455 shares owned directly by Dr. Ho.

(5)	Based on Schedule 13D/A filed by Khosla Ventures on August 9, 2023. On June 12, 2024, we effected a 1-for-30 reverse stock split on the Class A Common Stock. The number of shares reported as held has been adjusted accordingly. Consists of (i) 263,226 shares of our Class A Common Stock held by Khosla Ventures Seed C, LP (“Khosla Ventures Seed C”), (ii) 435,311 shares of our Class A Common Stock held by Khosla Ventures V, LP (“Khosla Ventures V”) and (iii) 266,667 shares of our Class A Common Stock held by Khosla Ventures Opportunity II, L.P (“KVO II”). Khosla Ventures Seed Associates C, LLC (“KVA Seed C”) is the general partner of Khosla Ventures Seed C. Khosla Ventures Associates V, LLC (“KVA V”) is the general partner of Khosla Ventures V. Khosla Ventures Opportunity Associates II, LLC (“KVOA II”) is the general partner of KVO II. Vinod Khosla is the managing member of VK Services, LLC (“VK Services”), which is the sole manager of KVA Seed C, KVA V and KVOA II. Each of KVA Seed C, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by Khosla Ventures Seed C, and each of KVA Seed C, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by Khosla Ventures Seed C. Each of KVA V, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by Khosla Ventures V, and each of KVA V, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by Khosla Ventures V. Each of KVOA II, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by KVO II, and each of KVOA II, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by KVO II. Each of KVA Seed C, KVA V, KVOA II, VK Services and Vinod Khosla disclaims beneficial ownership of such shares except to the extent of his or its respective pecuniary interests therein. The business address of each of the reporting persons is 2121 Sand Hill Road, Menlo Park, CA 94025.
(6)	Based on Schedule 13D filed by Innovation Endeavors III LP (“Innovation Endeavors”) on September 28, 2021. On June 12, 2024, we effected a 1-for-30 reverse stock split on the Class A Common Stock. The number of shares reported as held has been adjusted accordingly. Consists of 459,004 shares of our Class A Common Stock held by Innovation Endeavors. The business address of Innovation Endeavors is 1845 El Camino Real, Palo Alto, CA 94306.
(7)	Based on Schedule 13G/A filed by Gates Frontier, LLC on February 13, 2024. On June 12, 2024, we effected a 1-for-30 reverse stock split on the Class A Common Stock. The number of shares reported as held has been adjusted accordingly. Consists of 603,201 shares of our Class A Common Stock held by Gates Frontier, LLC. William H. Gates III is the sole member of Gates Frontier, LLC, and as such may be deemed to have sole voting and dispositive power over the shares held by Gates Frontier, LLC. The business address of Gates Frontier, LLC is 2365 Carillon Point, Kirkland, WA 98033.
(8)	Consists of (i) 1,152 shares owned directly, (ii) options to purchase 5,794 shares of our Class A Common Stock exercisable within 60 days of December 31, 2025, held by Dr. Greene, and (iii) 128,847 shares of our Class B Common Stock held by Dr. Greene.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that Messrs. Ahmad and Doherty, and Drs. Carr-Brendel and Ho, representing four of our directors , are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

Agreements with Vicarious Surgical Stockholders

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement with D8 Sponsor LLC (the “Sponsor”), D8’s independent directors and certain Legacy Vicarious stockholders, pursuant to which, among other things, the parties to the Amended and Restated Registration Rights Agreement agreed, subject to certain exceptions, not to effect any sale or distribution of any of our equity securities held by any of them (except with respect to shares of Class A Common Stock acquired in open market transactions or by the Sponsor or D8’s independent directors pursuant to a 2021 private placement) during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein.

Director Nomination Agreement

At the Closing of the Business Combination, we entered into the Director Nomination Agreement with the Sponsor, pursuant to which, the Sponsor is entitled to certain rights to nominate two members to serve on our board of directors effective as of the Closing Date, subject to the conditions set forth in the Director Nomination Agreement. The Sponsor’s initial nominees to our board of directors were Donald Tang and David Ho. The Sponsor’s right to nominate one such member to our board of directors expired at our 2022 annual meeting of stockholders and the right to nominate the other member to our board of directors shall expire upon the earlier of (i) the first date on which the Sponsor ceases to beneficially own at least 2.5% of our issued and outstanding common stock and (ii) the termination of the Director Nomination Agreement as of the date that is 36 months after the Closing Date. This agreement terminated on September 17, 2024.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, our charter and our bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our bylaws also require us to advance expenses incurred by our directors and officers. We will also maintain a general liability insurance policy, which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

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

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us or any of our subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

●	any person who is or was an executive officer, director, or director nominee of ours at any time since the beginning of our last fiscal year;

●	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of our last fiscal year;

●	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of our voting securities (a “Significant Stockholder”); or

●	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of ours.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Cherry Bekaert for the year ended December 31, 2025. Deloitte was engaged for the year ended December 31, 2024 and the quarterly review of the period ended March 31, 2025. Cherry Bekaert was engaged for the quarterly review of the periods ended June 30, 2025 and September 30, 2025.

Independent Registered Public Accounting Firm Fees and Services

The following is a summary of fees paid to Cherry Bekaert and Deloitte for services rendered for the fiscal years ended December 31, 2025 and December 31, 2024.

	Year Ended December 31,
	2025	2024
Audit fees	$567,181	$712,668
Audit-related fees	—	—
Tax fees	—	—
All other fees	1,895	1,895
Total	$569,076	$714,563

(1)	Audit fees consisted of audit work performed in the preparation of consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as quarterly review procedures and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings. Cherry Bekaert billed fees of $348,600 and Deloitte billed fees of $218,581.
(2)	There were no audit-related fees in 2025 or 2024.
(3)	There were no tax fees in 2025 or 2024.
(4)	All other fees consisted of fees paid to Deloitte for access to a research resource.

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

In the event the stockholders do not ratify the appointment of Deloitte as our independent registered public accounting firm, the audit committee will reconsider its appointment.

The affirmative vote of a majority of the votes cast affirmatively or negatively for this proposal is required to ratify the appointment of the independent registered public accounting firm.

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

Item 15(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†	Agreement and Plan of Merger, dated as of April 15, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Snowball Merger Sub, Inc., and Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.).		Form 8-K (Exhibit 2.1)	4/15/2021	001-39384
3.1	Amended and Restated Bylaws of Vicarious Surgical Inc.		Form 8-K (Exhibit 3.2)	9/23/2021	001-39384
3.2	Certificate of Incorporation of Vicarious Surgical Inc., as amended		Form 10-Q (Exhibit 3.1)	8/13/2024	001-39384
4.1	Description of Securities		Form 10-K (Exhibit 4.1)	3/17/2025	001-39384
4.2	Warrant Agreement, dated as of July 14, 2020, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.) and Continental Stock Transfer & Trust Company.		Form 8-K (Exhibit 4.1)	7/17/2020	001-39384
4.3	Specimen Class A Common Stock Certificate		Form S-8 (Exhibit 4.4)	6/27/2024	333-280538
4.4	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	10/8/2025	001-39384
4.5	Form of Series A Common Warrant		Form 8-K (Exhibit 4.2)	10/8/2025	001-39384
4.6	Form of Series B Common Warrant		Form 8-K (Exhibit 4.3)	10/8/2025	001-39384
10.1	Form of Subscription Agreement, by and between Vicarious Surgical Inc. (formerly D8 Holdings Corp.), and the subscriber parties thereto.		Form 8-K (Exhibit 10.1)	4/15/2021	001-39384

10.2+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form S-4/A (Exhibit 10.13)	7/15/2021	333-257055
10.3+	Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form S-4/A (Exhibit 10.14)	7/15/2021	333-257055
10.4+	Executive Employment Agreement, dated as of July 30, 2025, by and between Vicarious Surgical Inc. and Stephen From.		Form 8-K (Exhibit 10.1)	7/31/2025	001-39384
10.4.1†	Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC.		Form S-4/A (Exhibit 10.12)	8/2/2021	333-257055
10.4.2†	Amendment to Lease, dated as of October 14, 2021, by and between Vicarious Surgical US Inc. and Fourth Avenue LLC		Form 8-K (Exhibit 10.1)	10/20/2021	001-39384
10.4.3†	Guaranty of Lease between Vicarious Surgical US Inc. and Fourth Avenue LLC dated as of October 14, 2021		Form 8-K (Exhibit 10.2)	10/20/2021	001-39384
10.4.4†	Amendment to Building Lease for the premises located at 78 Fourth Avenue, Waltham, Massachusetts, dated as of January 25, 2021, by and among Vicarious Surgical Inc. and Fourth Avenue LLC	X
10.5+	Consulting Agreement, dated as of January 17, 2025, by and between Vicarious Surgical Inc. and William Kelly.		Form 10-K (Exhibit 10.5)	3/17/2025	001-39384
10.6+	Offer Letter, dated January 18, 2024, by and between Vicarious Surgical Inc. and Randy Clark.		Form 10-K (Exhibit 10.6)	3/4/2024	001-39384
10.7+	Offer Letter, dated March 3, 2025, by and between Vicarious Surgical Inc. and Sarah Romano.		Form 8-K (Exhibit 10.1)	3/13/2025	001-39384
10.7+	Amended and Restated Nonemployee Director Compensation Policy.		Form 10-Q (Exhibit 10.1)	5/9/2022	001-39384
10.8+	Second Amended and Restated Nonemployee Director Compensation Policy.		Form 8-K (Exhibit 10.2)	6/30/2025	001-39384
10.9+	Vicarious Surgical Inc. 2014 Stock Incentive Plan, as amended.		Form 8-K (Exhibit 10.9)	9/23/2021	001-39384
10.10+	Vicarious Surgical Inc. 2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.		Form 8-K (Exhibit 10.1)	6/30/2025	001-39384
10.11	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021, by and among Vicarious Surgical Inc. (formerly D8 Holdings Corp.), Vicarious Surgical Operating Co. (formerly Vicarious Surgical Inc.) and certain of their securityholders.		Form 8-K (Exhibit 10.11)	9/23/2021	001-39384

10.12+	Form of Indemnification Agreement.		Form 8-K (Exhibit 10.12)	9/23/2021	001-39384
10.13	Form of Securities Purchase Agreement, dated as of October 7, 2025, by and between the Company and the purchaser listed on the signature pages thereto.		Form 8-K (Exhibit 10.1)	10/8/2025	001-39384
10.14	At The Market Offering Agreement, dated December 12, 2025, by and between H.C. Wainwright & Co., LLC and Vicarious Surgical Inc.		Form 8-K (Exhibit 1.1)	12/16/2025	001-39384
10.15+	Amendment to Executive Employment Agreement, dated as of February 2, 2026, between Vicarious Surgical Inc. and Stephen From		Form 8-K (Exhibit 10.1)	2/2/2026	001-39384
10.16+	Executive Severance and Change in Control Agreement, dated as of February 1, 2026, between Vicarious Surgical Inc. and Sarah Romano		Form 8-K (Exhibit 10.2)	2/2/2026	001-39384
10.17+	Amendment to the Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Adam Sachs.		Form 8-K (Exhibit 10.1)	3/6/2026	001-39384
10.18+	Amendment to the Executive Employment Agreement, dated as of July 13, 2021, by and between Vicarious Surgical Inc. and Sammy Khalifa.		Form 8-K (Exhibit 10.2)	3/6/2026	001-39384
16.1	Letter from Deloitte & Touche LLP dated July 11, 2025		Form 8-K (Exhibit 16.1)	7/11/2025	001-39384
19	Vicarious Surgical Inc. Insider Trading Policy		Form 10-K (Exhibit 19)	3/17/2025	001-39384
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/15/2021	333-260281
23.1	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 677)	X
23.2	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Vicarious Surgical Inc. Clawback Policy		Form 10-K (Exhibit 97)	3/17/2025	001-39384
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	The certifications furnished in Exhibit 32 attached hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICARIOUS SURGICAL INC.

Date: March 9, 2026	By:	/s/ Stephen From
Stephen From
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen From	Chief Executive Officer and Director	March 9, 2026
Stephen From	(Principal Executive Officer)

/s/ Sarah Romano	Chief Financial Officer	March 9, 2026
Sarah Romano	(Principal Financial and Accounting Officer)

/s/ Joseph Doherty	Director	March 9, 2026
Joseph Doherty

/s/ Adam Sachs	Director	March 9, 2026
Adam Sachs

/s/ Sammy Khalifa	Director	March 9, 2026
Sammy Khalifa

/s/ Victoria Carr-Brendel	Director	March 9, 2026
Victoria Carr-Brendel

/s/ Fuad Ahmad	Director	March 9, 2026
Fuad Ahmad

/s/ David Ho	Director	March 9, 2026
David Ho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vicarious Surgical, Inc.

Waltham, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vicarious Surgical, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2025.

Raleigh, North Carolina

March 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vicarious Surgical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vicarious Surgical Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of losses and negative cash flows from operations, has an accumulated deficit, and has concluded that the Company’s cash, cash equivalents and investments will not be sufficient to sustain operations for at least twelve months from the date the financials are available to be issued. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 17, 2025

We began serving as the Company’s auditor in 2020. In 2025 we became the predecessor auditor.

VICARIOUS SURGICAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,569	$9,737
Short-term investments	7,223	39,360
Prepaid expenses and other current assets	1,792	2,601
Total current assets	11,584	51,698
Restricted cash	936	936
Property and equipment, net	1,268	4,476
Right-of-use assets	5,764	10,560
Other long-term assets	29	49
Total assets	$19,581	$67,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$894	$1,166
Accrued expenses	1,056	5,283
Notes payable	525	—
Lease liabilities, current portion	1,429	1,218
Total current liabilities	3,904	7,667
Lease liabilities, net of current portion	5,836	12,567
Warrant liabilities	—	787
Total liabilities	9,740	21,021

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2025 and 2024; 6,463,351 and 5,265,089 shares issued and outstanding at December 31, 2025 and 2024, respectively	15	15
Class B common stock, $0.0001 par value; 22,000,000 shares authorized at December 31, 2025 and 2024; 653,990 shares issued and outstanding at December 31, 2025 and 2024	2	2
Additional paid-in capital	255,937	242,566
Accumulated other comprehensive income	4	50
Accumulated deficit	(246,117)	(195,935)
Total stockholders’ equity	9,841	46,698
Total liabilities and stockholders’ equity	$19,581	$67,719

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except, per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$33,601	$40,155
Sales and marketing	2,171	4,525
General and administrative	15,196	21,875
Gain on lease modification, net	(941)	—
Total operating expenses	50,027	66,555
Loss from operations	(50,027)	(66,555)
Other (expense) income, net:
Loss on disposal of leasehold improvements	(1,915)	—
Change in fair value of warrant liabilities	787	43
Interest and other income, net	973	3,289
Total other (expense) income, net	(155)	3,332
Net loss	$(50,182)	$(63,223)
Net loss per share of Class A and Class B common stock, basic and diluted	$(8.19)	$(10.74)

Other comprehensive (loss) income:
Net unrealized (loss) income on investments	(46)	40
Other comprehensive (loss) income	(46)	40
Comprehensive net loss	$(50,228)	$(63,183)

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2025	5,919,079	$17	$242,566	$(195,935)	$50	$46,698
Exercise of common stock options	11,721	—	67	—	—	67
Vesting of restricted stock	36,541	—	—	—	—	—
Issuance of class A common stock and pre-funded warrants in connection with registered direct offering, net of offering costs	588,300	—	5,169	—	—	5,169
Exercise of pre-funded warrants	561,700	—	—	—	—	—
Stock-based compensation	—	—	8,135	—	—	8,135
Net loss	—	—	—	(50,182)	—	(50,182)
Other comprehensive loss	—	—	—	—	(46)	(46)
Balance, December 31, 2025	7,117,341	$17	$255,937	$(246,117)	$4	$9,841

	Year Ended December 31, 2024
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	5,850,158	$17	$230,654	$(132,712)	$10	$97,969
Exercise of common stock options	1,393	—	8	—	—	8
Vesting of restricted stock	67,528	—	—	—	—	—
Stock-based compensation	—	—	11,904	—	—	11,904
Net loss	—	—	—	(63,223)	—	(63,223)
Other comprehensive income	—	—	—	—	40	40
Balance, December 31, 2024	5,919,079	$17	$242,566	$(195,935)	$50	$46,698

See accompanying notes to these consolidated financial statements.

VICARIOUS SURGICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(50,182)	$(63,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,425	2,107
Loss on disposal of property and equipment	1,915	2
Stock-based compensation	8,135	11,904
Non-cash lease (gain) expense	(489)	899
Change in fair value of warrant liabilities	(787)	(43)
Change in accrued interest and net accretion of discounts on short-term investments	(188)	(1,008)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	809	175
Accounts payable	(272)	(96)
Accrued expenses	(4,227)	309
Right-of-use assets	5,285	—
Lease liabilities	(6,520)	(1,047)
Other noncurrent assets	20	65
Net cash used in operating activities	(45,076)	(49,956)
Cash flows from investing activities:
Purchases of property and equipment	(132)	(180)
Purchases of available-for-sale investments	(21,340)	(58,149)
Proceeds from sales and maturities of available-for-sale investments	53,619	65,192
Net cash provided by investing activities	32,147	6,863
Cash flows from financing activities:
Proceeds from issuance of class A common stock and pre-funded warrants in connection with registered direct offering	5,865	—
Issuance costs related to issuance of class A common stock and pre-funded warrants in connection with registered direct offering	(696)	—
Proceeds from note payable	576	—
Payments on note payable	(51)	—
Proceeds from exercise of stock options	67	8
Net cash provided by financing activities	5,761	8
Change in cash, cash equivalents and restricted cash	(7,168)	(43,085)
Cash, cash equivalents and restricted cash, beginning of year	10,673	53,758
Cash, cash equivalents and restricted cash, end of year	$3,505	$10,673

Reconciliation of restricted cash:
Cash and cash equivalents	2,569	9,737
Restricted cash	936	936
	$3,505	$10,673
Supplemental cash flow information:
Interest paid	$3	$—
Cash paid in connection with lease amendment	$338	$—
Decrease in right-of-use asset due to lease modification	$3,973	$—
Decrease in lease liability due to lease modification	$5,055	$—

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $246,117. The Company has not yet generated any revenue from operations. Additional risks to which the Company is exposed include uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at December 31, 2025 of $9,792 will be sufficient to support our operations for the next twelve months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about our ability to continue as a going concern. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $936 at December 31, 2025 and 2024, as collateral for a letter of credit related to the Company’s lease. The balance of $936 is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032. In connection with the second amendment of its lease, the landlord made a draw on the letter of credit in January 2026 in the amount of $257.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $46 and unrealized gains of $40 for the years ended December 31, 2025 and 2024, respectively.

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

As part of the Business Combination, the Company assumed 17,249,991 publicly traded warrants (the “Public Warrants”) and 10,400,000 warrants sold in a private placement (the “Private Placement Warrants”), each exercisable to purchase shares of Class A common stock. Both the Public Warrants and the Private Placement Warrants outstanding are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrant liability to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of Public Warrants was determined from their trading value on public markets. The fair value of Private Placement Warrants was calculated using the Black-Scholes option pricing model.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through December 31, 2025, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2025, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Emerging Growth Company Status

The Company was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company’s emerging growth company status expired on December 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU prospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU clarify and enhance certain presentation and reporting requirements related to expense disclosures. The guidance in ASU 2024-03 is effective for public business entities, including smaller reporting companies, for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. As of December 31, 2025, the Company has not yet adopted ASU 2024-03. The Company is currently evaluating the impact of ASU 2024-03 and does not expect that adoption will have a material impact on its consolidated financial statements and related disclosures.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2025 and 2024 was as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	7,219	4	—	7,223
Total assets	$7,219	$4	$—	$7,223

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	39,310	59	(9)	39,360
Total assets	$39,310	$59	$(9)	$39,360

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2025 and December 31, 2024 was $0 and $4,528, respectively. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2025 or 2024. No allowance for credit losses was recorded as of December 31, 2025 or 2024.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2025	2024
Machinery and equipment	3 to 5 years	$3,177	$3,155
Furniture and fixtures	3 to 7 years	1,031	1,031
Computer hardware and software	3 years	1,370	1,351
Leasehold improvements	Lesser of lease term or asset life	1,498	4,416
Total property and equipment		7,076	9,953
Less accumulated depreciation		(5,808)	(5,477)
Property and equipment, net		$1,268	$4,476

Depreciation expense for the years ended December 31, 2025 and 2024 was $1,425 and $2,107, respectively. In connection with the second amendment to the Company’s operating lease (see Note 9, “Leases - Office Facility Lease Amendment”), for the year ended December 31, 2025, the Company wrote off leasehold improvements with a cost basis of $3,009 and accumulated depreciation of $1,094.

5. FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	December 31, 2025
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$594	$—	$—	$594
U.S. treasury securities	—	7,223	—	7,223
Total assets	$594	$7,223	$—	$7,817

	December 31, 2024
	Quoted Prices
	in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$709	$—	$—	$709
U.S. treasury securities	—	39,360	—	39,360
Total assets	$709	$39,360	$—	$40,069

Liabilities:
Warrant liabilities - public warrants	$423	$—	$—	$423
Warrant liabilities - private warrants	—	—	364	364
Total liabilities	$423	$—	$364	$787

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

The fair value of the Public Warrants is determined from their trading value on public markets. The Public Warrants were suspended from trading on the NYSE on December 15, 2025 and were subsequently delisted. As such, the value of the Public Warrants is $0 as of December 31, 2025. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the year ended December 31, 2025, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $787 presented as a change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of December 31, 2025	As of December 31, 2024
Volatility	215.0%	130.0%
Stock price	$2.17	$13.16
Expected life of warrants	0.7 years	1.7 years
Risk-free rate	3.5%	4.2%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2024:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2024	17,248,601	$423	10,400,000	$364	27,648,601	$787
Change in value	—	$(423)	—	$(364)	—	$(787)
December 31, 2025	17,248,601	$—	10,400,000	$—	27,648,601	$—

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of December 31,
	2025	2024
Compensation and benefits related	$501	$3,970
Professional services and other	555	1,313
Accrued expenses	$1,056	$5,283

7. NOTE PAYABLE

Directors and Officers Liability Insurance

On November 12, 2025, the Company entered into an 11-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $576 that bears interest at an annual rate of 6.9%. Monthly payments, including principal and interest, are approximately $54 per month. The Company paid $3 in interest expense as of December 31, 2025. The balance due under the financing agreement was $525 as of December 31, 2025.

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

9. LEASES

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. The operating lease includes variable lease payments, which are primarily related to common area maintenance and taxes. Lease expense for the years ended December 31, 2025 and 2024 was $2,014 and $2,137, respectively.

Office Facility Lease Amendment

On October 17, 2025, the Company entered into a second amendment of its lease for office space in Waltham, Massachusetts. The amendment eliminates a second building consisting of approximately 30,000 square feet. The Company will maintain the original building consisting of approximately 42,000 square feet and the lease will continue to expire in March 2032. The amended lease commenced on December 23, 2025. The Company accounted for the second amendment as a lease modification under ASC 842. The lease modification resulted in a decrease in right-of-use assets and a decrease in lease liabilities, resulting in a net gain of $941 which is recorded in operating expenses.

A summary of the components of lease costs for the Company under ASC 842 for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
Lease costs	2025	2024
Operating lease costs	$2,014	$2,137
Variable lease costs	530	532
Total lease costs	$2,544	$2,669

Supplemental disclosure of cash flow information related to leases for the years ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$2,465	$2,286

The weighted-average remaining lease term and discount rate are as follows:

	December 31,
	2025	2024

Weighted-average remaining lease term (in years)	6.3	7.3
Weighted-average discount rate	13.36%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025:

Years Ended December 31,
2026	2,280
2027	1,460
2028	1,502
2029	1,544
2030	1,585
Thereafter	2,036
Total future minimum lease payments	$10,407
Less imputed interest	(3,142)
Carrying value of lease liabilities	$7,265

10. INCOME TAXES

The Company’s entire pretax loss for the years ended December 31, 2025 and 2024 were from its U.S. domestic operations.

On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position as a change in tax law is accounted for in the period of enactment.

The Company recorded a tax loss for the years ended December 31, 2025 and 2024. Therefore, the Company recorded no current or deferred income tax expense or benefit for the years ended December 31, 2025 and 2024.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Pretax loss	$(50,228)	—%

Income at US statutory rate	(10,548)	21.0%
Tax credits	(1,662)	3.3%
Change in valuation allowance	10,572	(21.0)%
Stock-based compensation	531	(1.1)%
Other	(144)	0.3%
Deferred tax asset	1,251	(2.5)%
Total	$—	—%

Year Ended December 31, 2024
Income at US statutory rate	21.0%
State taxes, net of federal benefit	6.0%
Change in fair value of warrants	—%
Stock-based compensation	(3.0)%
Tax credits	4.0%
Change in valuation allowance	(28.0)%
—%

The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to Massachusetts, where the Company has significant business activities. These states have higher tax rates compared to other jurisdictions where the Company operates, and together, they account for more than half of the Company's total state tax expense.

The Company’s deferred tax assets and (liabilities) are as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$56,377	$44,436
Tax credits	17,416	14,919
Stock based compensation	2,670	2,868
Capitalized R&D expenses	26,809	26,273
Accruals and reserves	71	803
Depreciation and amortization	282	238
Lease liability	1,955	3,732
Total deferred tax assets before valuation allowance	105,580	93,269
Valuation allowance	(104,029)	(90,410)
Net deferred tax assets	$1,551	$2,859
Deferred Tax Liabilities:
Right of use asset	(1,551)	(2,859)
Total deferred tax liabilities	(1,551)	(2,859)
Net deferred tax liability	$—	$—

The deferred tax assets consist principally of net operating loss carryforwards and research and development tax credits. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of projected future taxable income, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company has determined that it was more likely than not that the Company would not recognize the benefits of its federal and state net deferred tax assets. Accordingly, the Company has a full valuation allowance against the deferred tax assets as of December 31, 2025 and 2024. The change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $13.6 million and $17.5 million, respectively.

The Company has incurred losses since inception that would generally be available to reduce future taxable income. As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $209.9 million which includes $2.8 million that expire at various dates from 2034 through 2037, and $207.1 million that have an unlimited carryforward period. As of December 31, 2025, the Company had state net operating loss carryforwards of $195.1 million which expire at various dates from 2035 through 2045.

As of December 31, 2025, the Company had U.S. federal research and development tax credits of $12.0 million, which begin to expire in 2035. As of December 31, 2025, the Company had state research and development tax credits of $6.9 million, which begin to expire in 2035.

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

The Company files income tax returns in the U.S. federal jurisdiction and in any state and local jurisdiction in which it operates. The Company is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2025, the tax years from 2019 to present remain open to examination by relevant taxing jurisdictions to which the Company is subject. However, to the extent the Company utilizes net operating losses from years prior to 2019, the statute remains open to the extent of the net operating losses or other credits that are utilized.

The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2025, the Company has not recorded any liabilities related to uncertain tax positions in its financial statements. Similarly, the Company has not accrued any interest and penalties related to uncertain tax positions as of December 31, 2025. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in tax expense in its financial statements.

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

Authorized Shares

At December 31, 2025, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of December 31, 2025, there were no shares of preferred stock issued and outstanding.

Registered Direct Offering and Concurrent Private Placement

On October 7, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser (i) in a registered direct offering, 588,300 shares of the Company’s Class A common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 561,700 shares of Class A common stock (the “Pre-Funded Warrant Shares”), and (ii) in a concurrent private placement, Series A common warrants to purchase an aggregate of 1,150,000 shares of Class A common stock and Series B common warrants (collectively with the Series A common warrants, the “Common Warrants”) to purchase an aggregate of 1,150,000 shares of Class A common stock, in each case with an exercise price of $5.10.

The offerings closed on October 9, 2025 and the Company received net proceeds of approximately $5.2 million, excluding any proceeds that may be received upon the exercise of the Common Warrants and after deducting placement agent fees and other offering expenses payable by the Company. The Pre-Funded Warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 and will expire upon full exercise of all Pre-Funded Warrants. As of December 31, 2025, all of the Pre-Funded Warrants have been exercised. The Common Warrants are exercisable commencing on January 9, 2026, the effective date of stockholder approval, for their exercise and will expire on the fifth anniversary of the date of the stockholder approval.

Warrants

The Company’s outstanding warrants include Public Warrants, which were issued as one-half of a redeemable Public Warrant per unit issued in D8’s initial public offering on July 17, 2020, and Private Placement Warrants sold in a private placement to D8’s sponsor (the “Sponsor”) in connection with the closing of the initial public offering and in connection with the conversion of D8 working capital loans. As of December 17, 2025, the Public Warrants have been removed from the NYSE.

As of December 31, 2025, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

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

The 2021 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Under the 2021 Plan, incentive and nonqualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years. PSOs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSOs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In June 2024, 123,510 PSOs were granted and represent the maximum achievement levels based on the achievement of specific performance measures relating to the Company’s clinical trial advancement. As of December 31, 2025, there were 29,718 outstanding PSOs.

The 2021 Plan authorizes the Company to issue up to 1,542,544 shares of common stock (either Class A or Class B) pursuant to awards granted under the 2021 Plan. The Board of Directors administers the 2021 Plan and determines the specific terms of the awards. The contractual term of options granted under the 2021 Plan is not more than 10 years. The 2021 Plan will expire on April 13, 2031 or an earlier date approved by a vote of the Company’s stockholders or Board of Directors.

The Company periodically issues RSUs of Class A common stock to certain employees and members of the Board of Directors. The RSUs generally vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. As of December 31, 2025, there are no outstanding PSUs.

The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2025	73,922	$97.32
Vested	(36,541)	$114.65
Forfeited	(13,740)	$80.56
Balance of unvested shares - December 31, 2025	23,641	$80.27

Total stock-based compensation related to RSUs during the years ended December 31, 2025 and 2024, was $4,027 and $5,799, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $1,603 and is expected to be recognized over a weighted average period of 0.9 years. The aggregate intrinsic value of the RSUs vested during the year ended December 31, 2025 was $291. The aggregate intrinsic value of RSUs outstanding at December 31, 2025 was $51.

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

During the years ended December 31, 2025 and 2024, the Company granted options to purchase 763,483 and 373,304 shares, respectively of Class A common stock, to employees and consultants with a fair value of $4,922 and $2,236, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024
Risk-free interest rate	3.61% - 4.32%	3.71% - 4.46%
Expected term (in years)	5.50 - 6.08	5.81 - 6.31
Dividend yield	—%	—%
Expected volatility	102.44% - 103.32%	92.78% - 101.45%

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options. The expected life of employee and non-employee stock options was calculated using the average of the contractual term of the option and the weighted-average vesting period of the option. The Company does not pay a dividend and is not expected to pay a dividend in the foreseeable future.

As of December 31, 2025, there was $4,818 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of December 31, 2025 are expected to be recognized over a weighted-average period of 3.0 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and development	$2,971	$2,397
Sales and marketing	382	1,369
General and administrative	4,782	8,138
Total	$8,135	$11,904

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 416,441 shares available for future equity grants under the 2021 Plan at December 31, 2025.

The option activity for the year ended December 31, 2025, is as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Options	Price	(in years)

Options outstanding at January 1, 2025	709,939	$54.49	8.13
Granted	763,483	7.91
Exercised	(11,721)	5.71
Forfeited, expired, or cancelled	(405,952)	32.19
Options outstanding, vested and expected to vest at December 31, 2025	1,055,749	$29.92	7.29

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $6.45 and $5.99, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $42 and $10, respectively. The aggregate intrinsic value of options outstanding at December 31, 2025 was $0.

Common Stock Reserved for Future Issuance

As of December 31, 2025 and 2024, the Company has reserved the following shares of Class A Common Stock for future issuance (in thousands):

	As of December 31,
	2025	2024
Common stock options outstanding	1,056	710
Restricted stock units outstanding	24	74
Shares available for issuance under the 2021 Plan	416	152
Public Warrants	575	575
Private Placement Warrants	347	347
Common Warrants	2,300	—
Total shares of authorized common stock reserved for future issuance	4,718	1,858

12. EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $740 and $853 for the years ended December 31, 2025 and 2024, respectively.

13. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Years Ended December 31,
	2025	2024
Numerator for basic and diluted net loss per share:
Net loss	$(50,182)	$(63,223)

Denominator for basic and diluted net loss per share:
Weighted average shares	6,130,652	5,885,589

Net loss per share of Class A and Class B common stock – basic and diluted	$(8.19)	$(10.74)

For the year ended December 31, 2025, 2,001,010 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the year ended December 31, 2024, 1,705,481 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

	Year Ended December 31,
	2025	2024
Research and development	$33,601	$40,155
Sales and marketing	2,171	4,525
General and administrative	15,196	21,875
Other segment items	(786)	(3,332)
Loss before income taxes	$50,182	$63,223

15. SUBSEQUENT EVENTS

Management has evaluated subsequent events occurring through the date that these financial statements were issued and determined that except as set forth below, no subsequent events have occurred that would require recognition or disclosure in these financial statements.

NYSE Suspension and Delisting Proceedings

On March 3, 2026, the NYSE notified the Company that the NYSE had determined to (A) immediately suspend trading in the Company’s Class A common stock due to a determination that the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. The Company will not appeal the delisting determination.

The NYSE has indicated that it will apply to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25.

The Company received approval of its application to have the Class A common stock quoted on the OTCID market tier (“OTCID”) operated by the OTC Markets Group, Inc. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.”