Form 10-Q
period 2026-03-31
Vicarious Surgical Inc.
filed 2026-04-30
CIK 1812173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of April 27, 2026, the registrant had 6,470,228 shares of Class A common stock outstanding and 653,990 shares of Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management team. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to maintain the quotation of our Class A common stock on the OTCQB Venture Market (“OTCQB”) operated by The OTC Markets Group, Inc. (“OTC Markets”) and the potential to uplist to the Nasdaq Capital Market;

●	plans and expectations that depend on our ability to continue as a going concern;

●	the success, cost and timing of our product and service development activities;

●	the approval, commercialization and adoption of our initial product candidates and the success of our single-port surgical robot, called the Vicarious Surgical System, and any of our future product candidates and service offerings;

●	the potential attributes and benefits of the Vicarious Surgical System and any of our other product and service offerings once commercialized;

●	our ability to obtain and maintain regulatory authorization for the Vicarious Surgical System and our product and service offerings on the timeline we expect, and without unexpected restrictions and limitations of any authorized product or service offering;

●	changes in U.S. and foreign laws;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements and scale manufacturing of the Vicarious Surgical System and any future product candidates to commercial quantities;

●	our ability to compete with other companies currently marketing or engaged in the development of products and services for use in ventral hernia repair procedures and additional surgical applications, as well as with the use of open surgeries;

●	the size and growth potential of the markets for the Vicarious Surgical System and any of our future product and service offerings, and the ability of each to serve those markets once commercialized, either alone or in partnership with others;

ii

●	our estimates regarding expenses, future revenue, capital requirements, cash runway and needs for additional financing;

●	our ability to raise financing in the future;

●	our financial performance;

●	the ongoing effect of the reverse stock split of our Class A common stock on the price or trading of our Class A common stock, including potential continued adverse impacts on the liquidity of our Class A common stock;

●	our intellectual property rights and our ability to protect or enforce these rights, and the impact on our business, results and financial condition if we are unsuccessful in doing so; and

●	our ability to address economic downturns and political and market conditions beyond our control and their potential to adversely affect our business, financial condition and results of operations, including, but not limited to, increasing our expenses and cost of capital and adversely impacting our supply chain.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,407	$2,569
Short-term investments	2,275	7,223
Prepaid expenses and other current assets	1,472	1,792
Total current assets	5,154	11,584
Restricted cash	679	936
Property and equipment, net	1,094	1,268
Right-of-use assets	5,636	5,764
Other long-term assets	23	29
Total assets	$12,586	$19,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,030	$894
Accrued expenses	770	1,056
Note payable	371	525
Lease liabilities, current portion	1,156	1,429
Other current liabilities	21	—
Total current liabilities	3,348	3,904
Lease liabilities, net of current portion	5,668	5,836
Total liabilities	9,016	9,740

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; 6,470,228 and 6,463,351 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	15	15
Class B Common stock, $0.0001 par value; 22,000,000 shares authorized at March 31, 2026 and December 31, 2025; 653,990 shares issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Additional paid-in capital	257,001	255,937
Accumulated other comprehensive (loss) income	(2)	4
Accumulated deficit	(253,446)	(246,117)
Total stockholders’ equity	3,570	9,841
Total liabilities and stockholders’ equity	$12,586	$19,581

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$5,039	$9,415
Sales and marketing	343	1,041
General and administrative	2,120	5,291
Total operating expenses	7,502	15,747
Loss from operations	(7,502)	(15,747)
Other income (expense), net:
Change in fair value of warrant liabilities	—	(93)
Gain on sale of equipment	133	—
Interest and other income, net	40	446
Total other income, net	173	353
Net loss	$(7,329)	$(15,394)
Net loss per share of Class A and Class B common stock, basic and diluted	$(1.03)	$(2.60)

Other comprehensive loss:
Net unrealized loss on investments	(6)	(32)
Other comprehensive loss	(6)	(32)
Comprehensive net loss	$(7,335)	$(15,426)

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2026
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2026	7,117,341	$17	$255,937	$(246,117)	$4	$9,841
Vesting of restricted stock	6,877	—	—	—	—	—
Stock-based compensation	—	—	1,064	—	—	1,064
Net loss	—	—	—	(7,329)	—	(7,329)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance, March 31, 2026	7,124,218	$17	$257,001	$(253,446)	$(2)	$3,570

	Three Months Ended March 31, 2025
	Class A & B		Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, January 1, 2025	5,919,079	$17	$242,566	$(195,935)	$50	$46,698
Exercise of common stock options	2,131	—	17	—	—	17
Vesting of restricted stock	10,705	—	—	—	—	—
Stock-based compensation	—	—	2,787	—	—	2,787
Net loss	—	—	—	(15,394)	—	(15,394)
Other comprehensive loss	—	—	—	—	(32)	(32)
Balance, March 31, 2025	5,931,915	$17	$245,370	$(211,329)	$18	$34,076

See accompanying notes to these condensed consolidated financial statements.

VICARIOUS SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(7,329)	$(15,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	369
Gain on sale of equipment	(133)	—
Stock-based compensation	1,064	2,787
Non-cash lease expense	128	239
Change in fair value of warrant liabilities	—	93
Change in accrued interest and net accretion of discounts on short-term investments	6	(52)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	320	311
Accounts payable	136	(145)
Accrued expenses	(286)	287
Lease liabilities	(441)	(281)
Other current liabilities	21	—
Other noncurrent assets	6	18
Net cash used in operating activities	(6,325)	(11,768)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(5)
Proceeds from sale of equipment	133	—
Purchases of available-for-sale investments	(1,216)	(8,932)
Proceeds from sales and maturities of available-for-sale investments	6,152	13,550
Net cash provided by investing activities	5,060	4,613
Cash flows from financing activities:
Repayments on note payable	(154)	—
Proceeds from exercise of stock options	—	17
Net cash (used in) provided by financing activities	(154)	17
Change in cash, cash equivalents and restricted cash	(1,419)	(7,138)
Cash, cash equivalents and restricted cash, beginning of period	3,505	10,673
Cash, cash equivalents and restricted cash, end of period	$2,086	$3,535

Reconciliation of restricted cash:
Cash and cash equivalents	1,407	2,599
Restricted cash	679	936
	$2,086	$3,535

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

Going Concern

Since inception, the Company has generated negative cash flows from operations and has an accumulated deficit of $253,446. The Company has not yet generated any revenue from operations. Additional risks to which the Company is exposed include uncertainties related to the ability to achieve a revenue-generating product; current and potential competitors with greater financial, technological, production, and marketing resources; dependence on key management personnel; and raising additional capital, as needed. The Company’s ability to continue as a going concern is dependent upon the ability to raise additional debt or equity capital. On March 3, 2026, the NYSE suspended trading of the Company’s Class A common stock and commenced proceedings to delist the Class A common stock. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026. The quotation of the Company’s Class A common stock was upgraded to the OTCQB on March 24, 2026. The OTCQB is a significantly more limited market than the NYSE. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

Management does not believe that the Company’s cash, cash equivalents and short-term investments balance at March 31, 2026 of $3,682 will be sufficient to support the Company’s operations for the next twelve months from the date of issuance of these financial statements, and accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. Due to a reduction in headcount effective March 6, 2026, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to support its operations through the second quarter of 2026. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements of the Company.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2026, the Company’s results of operations, and stockholders’ equity for the three-month periods ended March 31, 2026 and 2025, and the Company’s cash flows for the three-month periods ended March 31, 2026 and 2025. The operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any interim period or for any other future year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements.

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

Restricted Cash

The Company has an agreement to maintain a cash balance of $679 at March 31, 2026 and $936 at December 31, 2025, as collateral for a letter of credit related to the Company’s lease. In connection with the second amendment of its lease, the landlord made a draw on the letter of credit in January 2026 in the amount of $257.The balance of $679 is classified as long-term on the Company’s balance sheets as the lease period ends in March 2032.

Short-Term Investments

All of the Company’s investments, which consist of U.S. treasury securities and U.S. government agency securities, are classified as available-for-sale and are carried at fair value. There were unrealized losses of $6 for the three-month period ended March 31, 2026. There were unrealized losses of $32 for the three-month period ended March 31, 2025.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through March 31, 2026, that would indicate its long-lived assets are impaired.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through March 31, 2026, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Available-for-sale investments are reported at fair value, with unrealized gains or losses reported in accumulated other comprehensive income. The fair values of the Company’s available-for-sale cash and cash equivalents securities are Level 1 measurements, based on quoted prices from active markets for identical assets. The fair values of the Company’s available-for-sale short-term investments securities are Level 2 measurements, based on quoted prices from inactive markets for identical assets.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the Company’s marketable securities by type of security as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	2,277	—	(2)	2,275
Total assets	$2,277	$—	$(2)	$2,275

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S. treasury and U.S. government securities	7,219	4	—	7,223
Total assets	$7,219	$4	$—	$7,223

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2026 was $2,012. The Company did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2026.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2026	2025
Machinery and equipment	3 to 5 years	$2,954	$3,177
Furniture and fixtures	3 to 7 years	1,031	1,031
Computer hardware and software	3 years	1,370	1,370
Leasehold improvements	Lesser of lease term or asset life	1,498	1,498
Total property and equipment		6,853	7,076
Less accumulated depreciation		(5,759)	(5,808)
Property and equipment, net		$1,094	$1,268

Depreciation expense for the three months ended March 31, 2026 and 2025 was $183 and $369, respectively.

5.	FAIR VALUE MEASUREMENTS

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value:

	March 31, 2026
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$579	$—	$—	$579
U.S. treasury securities	—	2,275	—	2,275
Total assets	$579	$2,275	$—	$2,854

	December 31, 2025
	Quoted Prices
	in Active	Significant
	Markets for Identical Items	Other observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$594	$—	$—	$594
U.S. treasury securities	—	7,223	—	7,223
Total assets	$594	$7,223	$—	$7,817

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

The fair value of the Public Warrants is determined from their trading value on public markets. The Public Warrants were suspended from trading on the NYSE on December 15, 2025 and were subsequently delisted. As such, the value of the Public Warrants is $0 as of March 31, 2026. The fair value of the Private Placement Warrants was calculated using the Black-Scholes option pricing model. The assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

For the three months ended March 31, 2026, the Company did not recognize a gain or loss in the statement of operations as the fair value of warrant liabilities did not change. For the three months ended March 31, 2025, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of $93 presented as change in fair value of warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding the inputs used in determining the fair value of the Company’s Level 3 liabilities:

Private Placement Warrants	As of March 31, 2026	As of December 31, 2025
Volatility	215.0%	215.0%
Stock price	$0.72	$2.17
Expected life of warrants	0.5 years	0.7 years
Risk-free rate	3.7%	3.5%
Dividend yield	0.0%	0.0%

The following table shows the change in number and value of the warrants since December 31, 2025:

	Public		Private		Total
	Shares	Value	Shares	Value	Shares	Value
December 31, 2025	17,248,601	$—	10,400,000	$—	27,648,601	$—
Change in value	—	$—	—	$—	—	$—
March 31, 2026	17,248,601	$—	10,400,000	$—	27,648,601	$—

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities:

	As of
	March 2026	December 31, 2025
Compensation and benefits related	$308	$501
Professional services and other	462	555
Accrued expenses	$770	$1,056

7.	NOTE PAYABLE

Directors and Officers Liability Insurance

On November 12, 2025, the Company entered into an 11-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $576 that bears interest at an annual rate of 6.9%. Monthly payments, including principal and interest, are approximately $54 per month. The Company paid $11 in interest expense as of March 31, 2026. The balance due under the financing agreement was $371 as of March 31, 2026.

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

The Company leases its office facility under a noncancelable operating lease agreement that expires in March 2032. The operating lease includes variable lease payments, which are primarily related to common area maintenance and taxes. Lease expense was $356 and $534 for the three months ended March 31, 2026 and 2025, respectively.

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

A summary of the components of lease costs for the Company under ASC 842 for the three months ended March 31, 2026 and March 31, 2025, respectively were as follows:

	March 31,
Lease costs	2026	2025

Operating lease costs	$356	$534
Variable lease costs	68	94
Total lease costs	$424	$628

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	March 31,
	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$669	$576

The weighted-average remaining lease term and discount rate were as follows:

	March 31,
	2026	2025

Weighted-average remaining lease term (in years)	6.0	7.0
Weighted-average discount rate	13.36%	8.74%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2026:

Years Ended December 31,
2026, excluding the three months ended March 31, 2026	$1,611
2027	1,460
2028	1,502
2029	1,544
2030	1,585
Thereafter	2,036
Total future minimum lease payments	$9,738
Less imputed interest	(2,914)
Carrying value of lease liabilities	$6,824

10.	INCOME TAXES

For the three-month period ended March 31, 2026 and the year ended December 31, 2025, the Company did not record a tax provision as the Company did not earn any taxable income in either period and maintains a full valuation allowance against its net deferred tax assets.

11.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Authorized Shares

At March 31, 2026, the Company’s authorized shares consisted of 300,000,000 shares of Class A common stock, $0.0001 par value; and 22,000,000 shares of Class B common stock, $0.0001 par value; and 1,000,000 shares of preferred stock, par value of $0.0001 per share.

Preferred Stock

Preferred stock shares authorized may be issued from time to time in one or more series, with each series terms, voting, dividend, conversion, redemption, liquidation and other rights to be determined by the Board of Directors at the time of issuance. As of March 31, 2026, there were no shares of preferred stock issued and outstanding.

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

The offerings closed on October 9, 2025 and the Company received net proceeds of approximately $5.2 million, excluding any proceeds that may be received upon the exercise of the Common Warrants and after deducting placement agent fees and other offering expenses payable by the Company. The Pre-Funded Warrants became exercisable immediately upon issuance, have an exercise price of $0.0001 and will expire upon full exercise of all Pre-Funded Warrants. As of December 31, 2025, all of the Pre-Funded Warrants have been exercised. The Common Warrants became exercisable on January 9, 2026, the effective date of stockholder approval, for their exercise and will expire on the fifth anniversary of the date of the stockholder approval. As of March 31, 2026, the Company had 2,300,000 Common Warrants exercisable.

Warrants

The Company’s outstanding warrants include Public Warrants, which were issued as one-half of a redeemable Public Warrant per unit issued in D8’s initial public offering on July 17, 2020, and Private Placement Warrants sold in a private placement to D8’s sponsor (the “Sponsor”) in connection with the closing of the initial public offering and in connection with the conversion of D8 working capital loans. On December 15, 2025, the NYSE suspended trading of the Public Warrants and subsequently delisted the Public Warrants.

As of March 31, 2026, the Company had 17,248,601 Public Warrants exercisable for 574,953 shares of Class A common stock, and 10,400,000 Private Placement Warrants exercisable for 346,666 shares of Class A common stock outstanding.

Thirty whole warrants are exercisable for one share of Class A common stock at an exercise price of $345.00 per share. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company filed a registration statement with the SEC that was declared effective as of October 22, 2021 covering the shares of Class A common stock issuable upon exercise of the warrants and is maintaining a current prospectus relating to those shares of Class A common stock until the warrants expire, are exercised or redeemed, as specified in the warrant agreement.

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

Common Stock

Classes of Common Stock

Class A common stock receives one vote per share. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for such purposes. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.

Class B common stock receives 20 votes per share and converts into Class A common stock at a one-to-one conversion rate per share. Holders of Class B common stock will share ratably together with each holder of Class A common stock, if and when any dividend is declared by the Board of Directors. Holders of Class B common stock have the right to convert shares of their Class B common stock into fully paid and non-assessable shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time. Upon the occurrence of certain events, holders of Class B common stock automatically convert into Class A common stock, on a one-to-one basis. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Class B common stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class B common stock, then outstanding, if any.

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

The 2021 Plan provides for the granting of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company. Under the 2021 Plan, incentive and nonqualified stock options may be granted at not less than 100% of the fair market value of the Company’s common stock on the date of grant. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of the Company’s capital stock, the exercise price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant and the term of the option may not be longer than five years. PSOs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSOs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. In June 2024, 123,510 PSOs were granted and represent the maximum achievement levels based on the achievement of specific performance measures relating to the Company’s clinical trial advancement. As of March 31, 2026, there are no outstanding PSOs.

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

The Company periodically issues RSUs of Class A common stock to certain employees and members of the Board of Directors. The RSUs generally vest over a four-year period. PSUs are issued in the form of performance share units. PSUs include threshold, target, and maximum achievement levels based on the achievement of specific performance measures. PSUs are subject to forfeiture if applicable performance measures are not attained. The expense is recognized over the vesting period, based on the best available estimate of the number of share units expected to vest. Estimates are subsequently revised if there is any indication that the number of share units expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. As of March 31, 2026, there are no outstanding PSUs.

The activity for common stock subject to vesting is as follows:

	Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Balance of unvested shares - January 1, 2026	23,641	$80.27
Vested	(6,877)	$97.81
Balance of unvested shares - March 31, 2026	16,764	$73.08

The total stock-based compensation related to the RSUs during the three months ended March 31, 2026, was $673. As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs aggregated $930 and is expected to be recognized over a weighted average period of 0.87 years. The aggregate intrinsic value of the RSUs vested during the three months ended March 31, 2026 was $13. The aggregate intrinsic value of RSUs outstanding at March 31, 2026 was $12.

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

During the three months ended March 31, 2026 and March 31, 2025, the Company granted options to purchase 10,000 and 2,450 shares, respectively, of Class A common stock, to employees and consultants with a fair value of $17 and $27 respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Risk-free interest rate	3.90%	4.32%
Expected term, in years	6.00	6.08
Dividend yield	—%	—%
Expected volatility	103.33%	102.44%

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

As of March 31, 2026, there was $2,764 of total gross unrecognized stock-based compensation expense related to unvested stock options. The costs remaining as of March 31, 2026 are expected to be recognized over a weighted-average period of 3.17 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the statements of operations as follows:

	For the Three Months Ended March 31,
	2026	2025
Research and development	$784	$546
General and administrative	258	1,912
Sales and marketing	22	329
Total	$1,064	$2,787

The Company plans to generally issue previously unissued shares of common stock for the exercise of stock options.

There were 737,917 shares available for future equity grants under the 2021 Plan at March 31, 2026.

The option activity for the three months ended March 31, 2026, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding at January 1, 2026	1,055,749	$29.92	7.29
Granted	10,000	2.09
Forfeited, expired, or cancelled	(331,476)	24.68
Options outstanding, vested and expected to vest at March 31, 2026	734,273	$31.90	7.55

The weighted average grant date fair value of options granted during the three months ended March 31, 2026 and March 31, 2025 was $1.71 and $11.06, respectively. There were no options exercised during the three months ended March 31, 2026. The aggregate intrinsic value of options outstanding at March 31, 2026 was $0. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 was $7.

Common Stock Reserved for Future Issuance

As of March 31, 2026 and December 31, 2025, the Company has reserved the following shares of Class A common stock for future issuance (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Common stock options outstanding	734	1,056
Restricted stock units outstanding	17	24
Shares available for issuance under the 2021 Plan	738	416
Public Warrants	575	575
Private Placement Warrants	347	347
Common Warrants	2,300	2,300
Total shares of authorized common stock reserved for future issuance	4,711	4,718

12.	EMPLOYEE RETIREMENT PLAN

The Company maintains the Vicarious Surgical Inc. 401(k) plan, under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all eligible employees. Employees of the Company may participate in the 401(k) plan after one month of service and must be 18 years of age or older. The Company offers company-funded matching contributions which totaled $78 and $168 for the three-month periods ended March 31, 2026 and 2025, respectively.

13.	Net Loss Per Share

The Company computes basic loss per share using net loss attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted loss per share includes shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	For the Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted net loss per share:
Net loss	$(7,329)	$(15,394)

Denominator for basic and diluted net loss per share:
Weighted average shares	7,120,298	5,924,397

Net loss per share of Class A and Class B common stock – basic and diluted	$(1.03)	$(2.60)

For the three months ended March 31, 2026, 3,972,657 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the three months ended March 31, 2025, 1,682,081 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

14.	SEGMENT REPORTING

The Company operates as one operating segment, and therefore one reportable segment. The Company manages business activities on a consolidated basis through the development of the surgical robotic system. The Company’s determination that it operates as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

For the Company’s segment, the CODM uses net loss, that is reported on the consolidated statements of operations as consolidated net loss, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The CODM also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company’s various operating activities and other capital allocation activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The accounting policies for the Company’s single operating segment are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31,
	2026	2025
Research and development	$5,039	$9,415
Sales and marketing	343	1,041
General and administrative	2,120	5,291
Other segment items	(173)	(353)
Loss before income taxes	7,329	15,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2026, and our other public reports filed with the SEC. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vicarious Surgical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, respectively, present the financial position and results of operations of Vicarious Surgical Inc. and its consolidated subsidiaries. In preparing this MD&A, the Company presumes that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Recent Developments

On March 3, 2026, the NYSE notified us that it had determined to (A) immediately suspend trading in our Class A common stock due to a determination that we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000 pursuant to Section 802.01B of the NYSE Listed Company Manual, and (B) commence proceedings to delist the Class A common stock. We will not appeal the delisting determination. The NYSE subsequently applied to the Securities and Exchange Commission to delist the Class A common stock by filing a Form 25.

We received approval of our application to have the Class A common stock quoted on the OTCID market tier operated by OTC Markets. The Class A common stock commenced quotation on the OTCID at the open of business on March 4, 2026 under the trading symbol of “RBOT.” The quotation of our Class A common stock was upgraded to the OTCQB Venture Market (“OTCQB”) operated by OTC Markets on March 24, 2026.

The OTCQB is a significantly more limited market than the NYSE, and quotation on any OTC market will result in a less liquid market for existing and potential holders of Class A common stock to trade their shares and could further depress the trading price of the Class A common stock. We can provide no assurance that the Class A common stock will continue to trade on this market, whether broker-dealers will provide and continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market.

We have also applied to list our Class A common stock on the Nasdaq Capital Market. We have not yet been approved to list our Class A common stock by Nasdaq and do not currently meet all of the requirements for initial listing, and may not meet all of the requirements for uplisting in the future. We hope to list our Class A common stock on Nasdaq in the future and expect that a reverse stock split will be necessary for us to meet the minimum bid price and/or minimum closing stock price requirements of Nasdaq. We may not be able to meet the initial listing standards of Nasdaq, even after a reverse stock split, may meet such listing standards without having to affect a reverse stock split, and/or may have our application to Nasdaq rejected.

Financial Highlights

We incurred net losses of $7,329 and $15,394 for the three months ended March 31, 2026 and March 31, 2025, respectively. These losses include losses of $0 and $93 related to the change in valuation of our warrant obligations for the three months ended March 31, 2026 and March 31, 2025, respectively. Our loss from operations prior to the warrant loss and other income and expense items was $7,502 and $15,747 for the three months ended March 31, 2026 and March 31, 2025, respectively, representing a period-over-period decrease in expenses of 52%, which was primarily due to decreases of $5,727 in personnel-related expenses, $1,034 of inventory, supplies and materials, $616 of facilities-related expenses, $527 of professional fees, and $186 of depreciation and amortization. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 61%, from an average of 123 people in the three months ended March 31, 2025 to an average of 48 people in the three months ended March 31, 2026.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of engineering, product development, regulatory expenses, medical affairs, and other costs associated with product candidates and technologies that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include internal and external costs associated with our regulatory compliance and quality assurance functions and overhead costs. While R&D expenses may vary over time depending on the level and timing of our product development efforts, as well as our clinical development, clinical trial and other related activities, we currently expect such expenses to decrease in absolute dollars as we implement cost control measures, including outsourcing, and operational efficiencies.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Public Warrants and Private Placement Warrants assumed as part of the consummation of the Business Combination on September 17, 2021. The change in fair value of our Private Placement Warrants is primarily the result of the change in the underlying stock price of our stock used in the Black-Scholes option pricing model while the Public Warrants are marked-to-market based on their historical price on the NYSE. On December 15, 2025, the NYSE suspended trading of the Public Warrants and subsequently delisted the Public Warrants. The warrant liability was measured at fair value initially on September 17, 2021 and is remeasured at exercise, and for warrants that remain outstanding at the end of each subsequent reporting period.

Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest incurred on our D&O insurance financing.

Results of Operations

The following table sets forth our historical operating results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands, except for per share amounts)	2026	2025	Change	% Change
Operating expenses:
Research and development	$5,039	$9,415	$(4,376)	(46)%
Sales and marketing	343	1,041	(698)	(67)%
General and administrative	2,120	5,291	(3,171)	(60)%
Total operating expenses	7,502	15,747	(8,245)	(52)%
Loss from operations	(7,502)	(15,747)	8,245	(52)%
Other income (expense), net:
Change in fair value of warrant liabilities	—	(93)	93	(100)%
Gain on sale of equipment	133	—	133	100%
Interest and other income, net	40	446	(406)	(91)%
Total other income, net	173	353	(180)	(51)%
Net loss	$(7,329)	$(15,394)	$8,065	(52)%
Net loss per common share, basic and diluted	$(1.03)	$(2.60)	$1.57	(60)%

Other comprehensive loss:
Net unrealized loss on investments	(6)	(32)	26	(81)%
Other comprehensive loss	(6)	(32)	26	(81)%
Comprehensive loss	$(7,335)	$(15,426)	$8,091	(52)%

Comparison of the Three Months ended March 31, 2026 and 2025

Research and Development Expenses. R&D expenses decreased $4,376, or 46%, to $5,039 during the three months ended March 31, 2026, compared to $9,415 during the three months ended March 31, 2025. This decrease was primarily due to decreases of $2,136 in personnel-related expenses, $1,034 in supplies and direct materials, $564 in consulting and contractor fees, $281 in facilities and other office-related expenses, and $217 in software costs. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 61%, from an average of 99 people in the three months ended March 31, 2025 to an average of 39 people in the three months ended March 31, 2026.

Sales and Marketing Expenses. S&M expenses decreased $698, or 67%, to $343 during the three months ended March 31, 2026, compared to $1,041 during the three months ended March 31, 2025. This decrease was primarily due to a decrease of $711 in personnel-related expenses, partially offset by an increase of $41 in professional fees. The decrease in personnel-related expense was due to an average headcount decrease of 63%, from an average of 8 people in the three months ended March 31, 2025 to an average of 3 people for the three months ended March 31, 2026.

General and Administrative Expenses. G&A expenses decreased $3,171, or 60%, to $2,120 during the three months ended March 31, 2026, compared to $5,291 during the three months ended March 31, 2025. This decrease was primarily due to decreases of $2,880 in personnel-related expenses, $104 in software costs, and $92 in facilities and other office-related expenses. The decrease in personnel-related expense was due primarily to a decrease in average headcount of 56%, from an average of 16 people in the three months ended March 31, 2025 to an average of 7 people in the three months ended March 31, 2026.

Other income, net. Other income, net decreased by $180 to $173 during the three months ended March 31, 2026, compared to other income of $353 during the three months ended March 31, 2025. The decrease was primarily due to a decrease in interest income from short-term investments of $396, partially offset by a gain on sale of equipment of $133 and a decrease in expense related to the change in fair value of warrant liabilities of $93.

Liquidity and Capital Resources

To date, our primary sources of capital have been private placements of preferred stock prior to the Business Combination, public and private sales of securities and the issuance of common stock. Net cash used in our operating activities for the three months ended March 31, 2026 and the year ended December 31, 2025 was $6,325 and $45,076, respectively. As of March 31, 2026, we held cash and cash equivalents of $1,407, short-term investments of $2,275 and had an accumulated deficit of $253,446.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in our product development and clinical pathway. Based on our current planned operations, we do not believe that our current cash, cash equivalents and short-term investments balance of $3,682 as of March 31, 2026 will be sufficient to support our operations for the next 12 months from the date of issuance of these financial statements. Due to a reduction in headcount effective March 6, 2026, we currently expect that our cash, cash equivalents and short-term investments will be sufficient to support our operations through the second quarter of 2026. As such, there is substantial doubt about the Company’s ability to continue as a going concern. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

Our future capital requirements will depend on many factors, including, but not limited to, any changes in the size, number and scope of clinical trials we may be required to conduct, the timing and conditions of market authorization (if any) for the Vicarious Surgical System, whether we are able to successfully commercialize the Vicarious Surgical System, if approved, additional product candidates we may choose to develop, fluctuations in the cost and timing of our business activities, including manufacturing, hiring and protection of our intellectual property portfolio, and the other risks and uncertainties described in the “Risk Factors” sections in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026, and in other filings that we make with the SEC from time to time.

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

On October 7, 2022, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”), which was declared effective by the SEC on October 27, 2022, on which we registered for sale up to $400 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $100 million of Class A common stock that we may issue and sell from time to time, through Cowen and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with Cowen and Company, LLC on October 7, 2022 for our “at-the-market” equity program. We did not sell any shares of our Class A common stock under our sales agreement with Cowen and Company, LLC for the three months ended March 31, 2026 or for the year ended December 31, 2025. This Form S-3 expired on October 27, 2025.

On December 12, 2025, we filed a new universal shelf registration statement on Form S-3 (the “ new Form S-3”), which was declared effective by the SEC on December 22, 2025, on which we registered for sale up to $100 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which includes up to $3 million of Class A common stock that we may issue and sell from time to time, through H.C. Wainwright and Company, LLC acting as our sales agent, pursuant to the sales agreement that we entered into with H.C. Wainwright and Company, LLC on December 12, 2025 for our “at-the-market” equity program. We did not sell any shares of our Class A common stock under our sales agreement with H.C. Wainwright and Company, LLC for the three months ended March 31, 2026 or for the year ended December 31, 2025.

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

The delisting of the Class A common stock from the NYSE as described above under “Recent Developments” could materially limited the number of investors willing to hold or acquire the Class A common stock, which could negatively impact our ability to raise equity financing; and negatively impact our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Cash

Our cash and cash equivalents and short-term investments balance as of March 31, 2026 was $1,407 and $2,275, respectively. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives.

Cash Flows Summary

Comparison of the three months ended March 31, 2026 and March 31, 2025

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(6,325)	$(11,768)
Net cash provided by investing activities	$5,060	$4,613
Net cash (used in) provided by financing activities	$(154)	$17

Cash flows used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $6,325, attributable to net loss of $7,329, non-cash items of $1,248, and a net change in our net operating assets and liabilities of $244. Non-cash items consisted of $1,064 in stock-based compensation, $183 of depreciation and amortization, $128 for non-cash lease expense, a $6 change in accrued interest and net accretion of discounts on marketable securities, partially offset by a $133 gain on sale of equipment. The $13 change in our net operating assets and liabilities was primarily due to a decrease of $320 in prepaid expenses and other current assets and an increase of $136 in accounts payable, partially offset by decreases of $441 in lease liabilities and $286 in accrued expenses.

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

Cash flows provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $5,060 consisting of $6,152 in proceeds from sales and maturities of available-for-sale investments and $133 in proceeds from sales of equipment, partially offset by $1,216 used for purchases of available-for-sale investments and $9 used for fixed asset purchases.

Net cash provided by investing activities for the three months ended March 31, 2025 was $4,613 consisting of $13,550 in proceeds from sales and maturities of available-for-sale investments and partially offset by $8,932 used for purchases of available-for-sale investments and $5 used for fixed asset purchases.

Cash flows (used in) provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $154 for repayment of notes payable.

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

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	the hiring and retention of accounting, finance and legal resources with public company experience; and

●	implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, results of operations, financial condition and cash flows are subject to various risks and uncertainties, including the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026, and the risk factors described below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We cannot assure you that a reverse stock split will increase the price of our Class A common stock and have the desired effects.

On April 8, 2026, at a special meeting of stockholders, our stockholders approved the adoption of an amendment to our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Class A common stock and Class B common stock, at a ratio in the range of 1-for-2 to 1-for-30 (a “Reverse Stock Split”), with the ratio to be determined by our Board of Directors (the “Board”). If a Reverse Stock Split is implemented, our Board expects that such transaction will increase the market price of our Class A common stock so that we are able to meet the price criteria for initial listing on the Nasdaq Capital Market and make our Class A common stock more attractive to a broader range of institutional and other investors. However, the effect of the Reverse Stock Split upon the market price of our Class A common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that (i) the per share price of our Class A common stock after a Reverse Stock Split will not rise in proportion to the reduction in the number of shares of our Class A common stock outstanding resulting from the Reverse Stock Split, or (ii) the Reverse Stock Split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if a Reverse Stock Split is implemented, the market price of our Class A common stock may decrease due to factors unrelated to the Reverse Stock Split. In any case, the market price of our Class A common stock will be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If a Reverse Stock Split is consummated and the trading price of our Class A common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.

A reverse stock split may decrease the liquidity of our Class A common stock.

The liquidity of our Class A common stock may be harmed by a Reverse Stock Split given the reduced number of shares of Class A common stock that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split.

As we are not reducing the number of our authorized shares, a reverse stock split could make a change of control more difficult because we will have the right to issue additional shares.

While a Reverse Stock Split would decrease the number of outstanding shares of our common stock, it would not change the number of authorized shares under our Certificate of Incorporation. Consequently, a Reverse Stock Split would have the effect of increasing the number of shares of common stock available for issuance under our Certificate of Incorporation. The Board believes that such an increase is in our and our stockholders’ best interests as it would provide us with greater flexibility to issue shares of common stock in connection with possible future financings as under our equity incentive plans and for other general corporate purposes. By increasing the number of authorized but unissued shares of common stock, a Reverse Stock Split could, under certain circumstances, have an anti-takeover effect, although this is not the intent of the Board. In addition, a Reverse Stock Split will not change the number of authorized shares of our preferred shares, as designated by our Certificate of Incorporation. Our Certificate of Incorporation authorizes us to issue one or more series of preferred stock, which we are not changing in the Reverse Stock Split. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, subject to certain approval rights of our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock. A Reverse Stock Split is not being recommended by the Board as part of an anti-takeover strategy, but rather its principal purpose is for us to facilitate the listing of our Class A common stock on the Nasdaq Capital Market and to make such shares more attractive to a broader group of investors.

Our initial listing application to the Nasdaq Capital Market may not be approved, and we may not meet all of the criteria and standards for initial listing.

The Board sought stockholder approval for a Reverse Stock Split with the primary intent of increasing the price of our Class A common stock to meet the price criteria for initial listing on the Nasdaq Capital Market. The initial listing standards of the Nasdaq Capital Market require a market value of unrestricted publicly held shares of at least $15 million, in addition to a bid price of at least $4.00 and stockholders’ equity of at least $5.0 million. A Reverse Stock Split would be intended to permit our Class A common stock to trade above the $4.00 bid price requirement to facilitate a listing of our Class A common stock on the Nasdaq Capital Market. The Board expects that we will need to take additional actions to comply with the minimum stockholders’ equity requirement and the requirement to have a market value of unrestricted publicly held shares requirement. While we have applied to list our Class A common stock on the Nasdaq as of the date of this report, we have not yet been approved to list our Class A common stock by Nasdaq and do not currently meet all of the requirements for initial listing, and may not meet all of the requirements for uplisting in the future. We hope to list our Class A common stock on Nasdaq in the future and expect that a Reverse Stock Split will be necessary for us to meet the minimum bid price and/or minimum closing stock price requirements of Nasdaq. We may not be able to meet the initial listing standards of Nasdaq, even after a Reverse Stock Split, may meet such listing standards without having to affect a Reverse Stock Split, and/or may have our application to Nasdaq rejected. Our Class A common stock may never trade on Nasdaq in the future.

In the event we do not receive approval from Nasdaq to list our Class A common stock on the Nasdaq Capital Market, we will continue to list our shares on the OTCQB or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely continue to find it more difficult to trade or obtain accurate price quotations for our shares. Failure to list our Class A common stock on a national securities exchange would likely also reduce the visibility, liquidity, and value of our Class A common stock, reduce institutional investor interest in our company, and increase the volatility of our Class A common stock. Failure to list our Class A common stock could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Amendment to Executive Employment Agreement, dated as of February 2, 2026, between Vicarious Surgical Inc. and Stephen From.	Form 8-K (Exhibit 10.1)	2/2/2026	001-39384
10.2+	Executive Severance and Change in Control Agreement, dated as of February 1, 2026, between Vicarious Surgical Inc. and Sarah Romano	Form 8-K (Exhibit 10.2)	2/2/2026	001-39384
10.3+	Amendment to Executive Employment Agreement, dated as of March 4, 2026, between Vicarious Surgical Inc. and Adam Sachs	Form 8-K (Exhibit 10.1)	3/6/2026	001-39384
10.4+	Amendment to Executive Employment Agreement, dated as of March 4, 2026, between Vicarious Surgical Inc. and Sammy Khalifa	Form 8-K (Exhibit 10.2)	3/6/2026	001-39384
31.1*	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*†	Certifications of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	The certifications furnished in Exhibit 32 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VICARIOUS SURGICAL INC.

April 30, 2026	By:	/s/ Stephen From
Stephen From
Chief Executive Officer
(Principal Executive Officer)

April 30, 2026	By:	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)